Form 10-Q
period 1995-03-31
UNION BANKSHARES CO/ME
filed 1995-05-15
CIK 745083

FORM 10-Q
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 1995.      Commission File Number 2-90679


                               UNION BANKSHARES COMPANY
                (Exact name of registrant as specified in its charter)

         MAINE                                           01-0395131
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation of organization).

66 Main Street, Ellsworth, Maine                         04605
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's telephone number, including area code:      (207) 667-2504

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   XXX      NO

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at March 31, 1995
Common stock, $25.00 Par value)                        151,474






                               UNION BANKSHARES COMPANY

                                  INDEX TO FORM 10-Q

PART I           Financial Information                        Page No.

   Item 1:                 Financial Statement

                 Condensed consolidated balance sheets-
                 March 31, 1995,  March 31, 1994,
                 December 31, 1994                                  3

                 Condensed consolidated statements of
                 income-three months ended March 31, 1995
                 and March 31, 1994                                 4

                 Condensed consolidated statements of
                 cash flows-three months ended March 31,
                 1995 and March 31, 1994                           5

   Item 2:       Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                  6-18

PART II          OTHER INFORMATION

   Item 1:       Legal Proceedings                                19

   Item 2:       Changes in Securities                            19

   Item 3:       Defaults Upon Senior Securities                  19

   Item 4:       Submission of Matters to a Vote
                 of Security Holders                              19

   Item 5:       Other Information                                19

   Item 6:       Exhibits and Reports on Form 8-K                 19





                                    UNION BANKSHARES COMPANY AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEET
                                        March 31                March 31         December 31
                                        1995                    1994             1994
                                        (Unaudited)             (Unaudited)      (Unaudited)*
ASSETS

Cash and due from banks                 $  5,211,363            $  5,766,915     $  7,025,431
Assets held for sale                      69,543,637              71,585,295       74,554,218
Investments securities:
 Obligations of states and
 political subdivisions                    6,146,629               7,312,047        6,724,925
    (MARKET VALUE AT 3/31/95)

Federal Funds Sold                            95,590               2,989,948        1,644,272
Loans (net of unearned discount)          88,638,871              83,156,178       83,929,969
Less: Allowance for loan losses            1,911,609               1,943,685        1,928,644
Net Loans                               $ 85,727,262            $ 81,212,493     $ 82,001,325

Premises, furniture & Equip Net            3,042,766               3,074,954        3,005,886
Other Assets                               5,933,502               5,032,926        5,982,690
TOTAL ASSETS                            $175,700,749            $176,974,578     $181,596,847

LIABILITIES & STOCKHOLDERS
 INVESTMENTS

Deposits:
 Demand                                 $ 16,936,348            $ 14,914,910     $ 20,256,577
 Savings                                  77,829,274              84,108,570       86,582,158
 Time                                     55,174,978              55,644,451       53,409,952
Total Deposits                           149,940,600             154,667,931      160,248,687
Borrowed Funds                             3,050,000                       0                0
Accrued Expenses & Other
 Liabilities                               2,271,067               2,247,577        2,166,779
TOTAL LIABILITIES                       $155,261,667            $156,915,508     $162,415,466

STOCKHOLDERS INVESTMENT

Common Stock                               3,801,200               3,801,200        3,801,200
Surplus                                    3,948,797               3,948,797        3,948,680
Retained Earnings                         13,307,085              11,495,874       12,915,637
Net Unrealized Gain/(Loss)
on Securities Available for Sale           (537,592)                 856,667      (1,389,168)
Less: Treasury Stock                          80,408                  43,468           94,968
TOTAL STOCKHOLDERS INVESTMENT           $ 20,439,082            $ 20,059,070     $ 19,181,381
TOTAL LIABILITIES & STOCKHOLDERS        $175,700,749            $176,974,578     $181,596,847

The accompanying consolidate financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet are other operating expenses in the consolidated statement of income.





                                           UNION BANKSHARES COMPANY
                                  Condensed Consolidated Statements of Income
                                                  (UNAUDITED)
                                                                Three Months Ended-March 31,
                                                                   1994             1995
INTEREST INCOME
 Interest and Fees on Loans                                     $1,967,586       $1,722,099
 Interest and Fees on Municipal Loans
  and Bonds                                                        164,786          184,886
 Interest and Dividends on Securities                            1,142,667          967,008
 Interest on Federal Funds Sold                                     27,029           73,079
 Amortization & Accretion - Net                                    (20,071)          10,052
  Total Interest Earned                                          3,281,997        2,957,124

INTEREST EXPENSE
 Interest on Deposits                                            1,135,338        1,037,186
 Interest on Funds Purchased/Borrowed                                    0                0
  Total Interest Expense                                         1,135,338        1,037,186

NET INTEREST INCOME                                              2,146,659        1,919,938
 Provision for loan losses                                               0                0

NET INTEREST INCOME AFTER LOAN PROVISION                         2,146,695        1,919,938

NONINTEREST INCOME
 Exchange, Commission & Fees                                       158,921          146,870
 Trust Department                                                  112,296           99,402
 Financial Service Fees                                             17,944           16,496
 Other Income                                                      140,491          177,791
 Net Securities Gains (Losses)                                     (63,677)             597
  Total Noninterest Income                                         365,975          441,156

NONINTEREST EXPENSE
 Salaries and Employee Benefits                                  1,141,568        1,023,648
 Building Maintenance & Operations                                 212,398          230,011
 FDIC Insurance                                                     91,491           95,000
 Other Expenses                                                    569,071          496,471
  Total Noninterest Expense                                      2,014,528        1,845,130

INCOME BEFORE TAXES                                                498,106          515,964
 Income Taxes                                                      108,000          125,000

NET INCOME                                                      $  390,106       $  390,964

Per Share Data:
 Net Income                                                           2.58             2.58
 Dividends Declared                                                   1.00             1.00

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant, are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.








                                    UNION BANKSHARES COMPANY AND SUBSIDIARY
                                     Consolidated Statements of Cash Flows
                                 for the Quarter Ended March 31, 1995 and 1994
                                                                1995             1994
Net Cash Flows Provided by
 OPERATING ACTIVITIES:
Net Income                                                      $    390,106     $    390,064
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization                                      90,000            4,642
   Provision for loan losses                                               0                0
     Net securities gains                                             63,677             (597)
   Net change in other assets                                         49,188         (807,499)
   Net change in other liabilities                                  (104,288)        (347,019)
   Net amortization of premium on investments                        (20,071)         (10,052)
   Net change in deferred loan origination fees                      (17,699)          (7,955)
   Origination of loans held for sale                             (1,643,260)      (4,545,446)
   Proceeds from loans held for sale                               1,610,522         4,918,180
   Total adjustments                                                  28,099         (795,746)
Net cash provided by operating activities                            418,205         (404,782)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of investments                                          (3,004,032)      (9,408,672)
 Proceeds from sales of investments                                7,500,000                0
 Proceeds from maturities of investment                            3,000,000        6,681,000
 Net change in loans to customers                                 (3,725,902)      (1,952,981)
 Capital expenditures                                               (126,900)         (92,979)
Net cash used in investing activities                              3,643,166       (4,773,632)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Increase in other Borrowed Funds                             3,050,000                0
  Net increase(decrease) in deposits                             (10,308,087)      (6,567,732)
  Purchase of Treasury Stock                                         (14,560)               0
  Proceeds from sale of Treasury Stock                                     0                0
  Proceeds from issuance Common Stock                                      0                0
  Payment to eliminate fractional shares                                   0                0
  Dividends paid                                                    (151,474)        (151,705)
Net cash provided by financing activities                         (7,424,121)      (6,719,437)
Net increase (decrease) in cash and
 cash equivalents                                                 (3,363,750)     (11,897,851)
Cash and cash equivalents at beginning of year                     8,669,703        20,654,714
Cash and cash equivalents at 3/31/95 & 3/31/94                  $  5,306,953      $  8,756,863

                     SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Net increase (decrease) as a result of adopting Statement of Financial Accounting Standards No. 115
  Available for sale securities                                     (814,533)      1,173,516
  Deferred income liability                                          276,941        (316,849)
Net unrealized gain(losses) on available
 for sale securities                                             $  (537,592)    $   856,667






                 Notes to Consolidated Financial Statements
                                  Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company ) for the three-month period ended March 31, 1995 and 1994 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1994.

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instrument involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 1995 and March 31, 1994, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                           March 31
                                                       (000's omitted)
                                                     1995           1994
1.  Unused Commitments:

    A.  Revolving , open-end lines secured by
        1-4 family residential properties,
        e.g., Home Equity lines                       8,266          4,650
    B.  Credit card lines                             4,503          3,993
    C.  Secured real estate loans                     1,446          2,101
    D.  Other                                        15,930         11,465

2.  Financial Standby Letters of Credit:                127            103

3.  Mortgages Transferred With Recourse:                  0              0

(D)  Regulatory Agencies

The Bank's primary regulator is the Federal Reserve Bank of Boston and as a state chartered bank to the Bureau of Banking in Augusta, Maine.

(E)  General

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

(F)  FDICIA

The Federal Deposit Insurance Corporation Improvement Act of 1991, signed into law in December, 1992 has many implications for financial and internal audit management throughout the industry. Extremely broad in scope, the Act includes many significant, yet often ambiguous, provisions that will be clarified when published.

In this connection the Board of Directors of the Federal Deposit Insurance Corporation (FDIC) in May, 1994, approved the final regulations and related guidelines implementing the management reporting, audit committee, and independent audit requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). These long awaited and often debated regulations are scheduled to be published soon, and most of the provisions will apply to fiscal years ending December 31, 1994, or thereafter.

The final regulations and guidelines incorporated many of the general provisions contained in the proposed rule, but also include many significant differences from the original proposal. For instance, the regulations will apply only to institutions with total assets at or above $500 million originally proposed.

(G)  Impact of Inflation and Changing Prices

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.






On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114) as amended by FAS 118. This statement, which applies to all creditors, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This statement, which must be applied prospectively, is effective for financial statements for fiscal years beginning December 15, 1994. The Bank has not determined the impact of adopting Statement 114 on its financial condition, or results of operations.

(H)  Recent Accounting Developments

In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attribute to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Settlement 09, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statements of income. Pursuant to the deferred method under APB Opinion 11, which was applied in 1992, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114) as amended by FAS 118. This statement, which applies to all creditors, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. This Statement, which must be applied prospectively, is effective for financial statements for fiscal years beginning after December 15, 1994. The Bank has not determined the impact of adopting Statement 114 on its financial condition, or results of operations.






On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and all investments in debt securities. The Company adopted Statement 115 effective January 1, 1994. The adoption resulted in the reclassification of certain investment securities as of January 1, 1994. The scope of the Statement did not encompass loans. The Company's investment accounting policies are as follows at January 1, 1994:

TRADING ACCOUNT SECURITIES

Trading account securities, consisting of securities purchased with the intent to be subsequently sold to provide net securities gains, are carried at market value. Realized and unrealized gains and losses on trading account securities are recognized in the consolidated statements of income as they occur. There are no trading securities at December 31, 1994. AVAILABLE FOR SALE SECURITIES

Available for sale securities consist of debt securities that the Company anticipates could be made available for sale in response to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at fair value. Unrealized holding gains and losses for these assets, net of related income taxes, are excluded from earnings and are reported as a net amount in a separate component of Shareholders' equity. When decline in market value is considered other than temporary, the loss is recognized in the consolidated statements of income, resulting in the establishment of a new cost basis for the security.

HELD TO MATURITY SECURITIES

Held to maturity securities consist of debt securities purchased for which the Company has the positive intent and ability to hold such securities until maturity. Debt securities classified as held to maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts. When decline in market value is considered other than temporary, the loss is recognized in the consolidated statements of income, resulting in the establishment of a new cost basis for the security.







               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION


EARNINGS AND PERFORMANCE OVERVIEW

Net Income decreased $858 or .22% for the first three months of 1995 versus the same period in 1994. The following table summarizes the status of the bank's earnings per share:

                                                        March 31,
                                                   1995             1994
Earnings Per Share                                 2.58             2.58
Return on Average Shareholders Equity              1.93A            2.08%B
Return on Average Assets                           0.22A            0.22%B
Return on Average Earning Assets                   0.24A            0.24%B

A = annualized returns are;  7.72,  .88%, and  .96%, respectively.
B = annualized returns are;  8.32,  .88%, and  .96%, respectively.

In January 1993, the company declared a 33 1/3 percent stock dividend subject to the approval by the shareholders to increase authorized shares to 600,000. Such approval was received on April 22, 1993 and earnings per share have been restated for the above periods to reflect the stock dividend.

On April 12, 1995, the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995.

The slight decrease in net income for the first quarter of 1995 vs. the first quarter in 1994, results primarily from a decrease in noninterest income and an increase in noninterest expense. It should be noted, excluding net security losses, net income was up $62,819 or 16.1%.

The decrease in noninterest income results primarily from an increase of net security losses of $64,274 and a decrease of $60,031 in Loan Department Fees due to a decline in points and pricing fees associated with loan refinancing and the secondary market. Noninterest expenses consist of employee ompensation and benefits, occupancy and equipment expense and other general operating expenses. Salaries and employee benefits is a major contribution to the 1995 increase in noninterest expense of $117,920. The remaining increase consists of costs associated with the development, supplies and advertisement of new Bank products and services.

The bank continues to monitor the economic downturn and its effect on the banking industry in New England and Maine, Hancock and Washington Counties (our service territories) in particular. The Bank always blends the keen scrutiny by regulatory agencies and its conservative approach to management in the conduct of its affairs.






As the year 1995 unfolds, it becomes clear that there will be challenging, albeit, difficult conditions for the banking industry and particularly for those banks located in New England. The costs associated with monitoring and implementing regulations and accounting pronouncements continues to drain the resources of financial institutions. The economy of this area continues to be sluggish and as in years past, we will continue to operate in a conservative manner, which should assist us in getting through this period with a minimum of difficulty.

It is our continuing belief that our bank and others similar to it are the hear, if not the soul, of this country.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets such as loans and investment securities and interest expense on interest bearing liabilities such as funds on deposit continues to be the most significant determinant of the Company's earnings performance. Because of the significance of net interest, the management of interest rate risk has become increasingly important to ensure the continued profitability of the Bank. Interest rate risk results from volatile interest rates, increased competition, and changes in the regulatory environment. As a banking company, our exposure to interest rate movements is controlled by matching the interest rates as well as the maturities of assets and liabilities.

Net interest income for the first quarter of 1995 was $2,146,659; up $226,721 or 11.81% over the same period in 1994 reflecting higher yields on the Investment and Loan Portfolios of .816% - outpacing rates paid on Bank deposits of .429%.

The following table illustrates the bank's net interest spread position:

                                        Three Months Ended March 31,

                                           1995        1994
Yield on Earning Assets                    8.39%       7.58%
Cost of All Funds                          2.87%       2.64%
Net Interest Spread                        5.52%       4.94%

The bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.





PROVISION FOR LOAN LOSSES

There was no provision for loan losses resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 1995 included a loan-by-loan analysis of all larger commercial and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

Although management utilized its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase it provisions for possible loan losses in the future as a result of a continued softening of the market for real estate in the Company's primary market areas, future increases in non-performing assets or otherwise which would adversely affect the Company's results of operations.

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:
                                             (000's Omitted)
                                           Three Months Ended
                                                March 31,
                                             1995        1994
1.  Nonaccrual Loans                          157         577
2.  Loans past due 90 days & accruing          62         318
3.  Restructured loans                          0           0
4.  Other real estate owned
    (including insubstance foreclosure)       905         905
5.  Total nonperforming assets              1,124       1,800
6.  Ratio of total nonperforming loans to
    capital and the allowance for loan
    losses (Texas ratio)                     5.03        8.21
7.  Ratio of net chargeoffs to loans       .00002       .0005
8.  Ratio of allowance for
    loan losses to loans                    2.18         2.34
9.  Coverage ratio(allowance for loan losses
    divided by nonperforming assets)       170.07      107.94
10. Ratio of nonperforming assets to total
    assets                                    .64        1.02
11. Ratio of nonperforming loans
    to total loans                           .26          .51

While not attempting to sound self-serving the directors, officers and employees of the Bank are proud of the above data and their efforts in serving its community while simultaneously working hand-in-hand with state and federal regulators in structuring its financial position during these times. Most assuredly all parties concerned benefit from just such cooperative effort.





NONINTEREST INCOME

The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services. Securities gains and losses are another major component of this category.

Noninterest income, excluding securities losses, decreased 2.48%, during the first quarter of 1995 v. 1994.

Loan Department income decreased $60,031 or 51.0% in the first quarter of 1995. This decrease is primarily a result of a decline of the sale of real estate mortgages to the secondary market and the attendant gains and subsequent service fees on such transactions.

Net security losses amounted to $63,677 for the three months ended March 31, 1995 and net security gains amounted to $597 for the same period in 1994.

NONINTEREST EXPENSES

Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

Stagnant loan demand and generally flat economy in Maine and particularly in Downeast Maine has compelled or should compel banking institutions of our size to prudently and conservatively manage their institutions of our size to prudently and conservatively manage their affairs. This we are committed to do. Accordingly, a concerted effort in reducing noninterest expenses has been a major undertaking in fiscal 1995.

Noninterest expenses increased $169,398 or 9.18% for the first quarter of 1995 vs. the first quarter of 1994. Salaries and employee benefits is a major contributor to the increase, of $117,920. The remaining increase consists of costs associated with the development, supplies, and advertisement of new Bank products and services.

INCOME TAXES

Income taxes are provided in accordance with the comprehensive income tax allocation method which recognizes the tax effects of all income and expenses transactions in each year's statement of income, regardless of the year the transactions are reported for tax purposes. The tax effects of these timing differences are reflected in deferred income tax accounts in the consolidated financial statements.

In February 1992, the FASB released Statement 109, "Accounting for Income Taxes". The Company currently accounts for income taxes under APB 11. Statement No. 109 will change the Company's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to





taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statements of income. Pursuant to the deferred method under APB Opinion 11, which was applied in 1992, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates.

The status of the Bank's income tax expense is as follows:

                                    Tax Expense                     Effective Rate
                                1995             1994           1995             1994
Three Months
ended March 31,               $108,000         $125,000          21.7            24.2

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1994 as provided on page 27 in the Bank's 1994 Form 10K. Data as of March 31, 1995 is essentially identical to that reported in the Form 10k.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDER'S EQUITY

                              Amount             Book Value
                                                 Per Share
March 31, 1995              $20,439,082           $138.49
March 31, 1994              $20,049,070           $126.77
December 31, 1994           $19,181,381           $126.63






During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 1995 the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at March 31, 1995 exceeded the minimums established by the Federal Reserve Board as follows:


                               March 31, 1995          Minimum Regulatory
                                                       Requirements

Tier 1 Capital Ratio               22.7                     4.0%
Total Capital Ratio                11.9                     8.0%
Leverage Ratio                     12.0

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $1.00 for the first quarter of 1995 and 1994.
STOCK DIVIDENDS

In January 1993, the Company declared 33 1/3 percent stock dividend subject to the approval by the shareholders to increase authorized shares to 600,000. Accordingly, book value per share and cash dividends per share have been retroactively restated for the first quarter of 1993 to reflect the stock dividend.

On April 12, 1995, the Company declared a 33 1/3 percent stock dividend to be payable on May 15, 1995.

LIQUIDITY MANAGEMENT

The Bank's financial position and results of operations are affected by changes in the interest rate environment. Since interest-earnings assets and interest-bearing liabilities have various repricing and maturities, changes in interest rates may result in an increase or decrease in net interest income.

Management considers a portion of noninterest-bearing deposits to be somewhat stable and hence a consistent source of funding. These demand deposits and shareholders' equity allow the Bank to fund longer-term interest-earning as well as noninterest-earning assets.

The objective of liquidity management is not only to have funds available for all requirements that might arise, but also to ensure that liquidity is not excessive when it could be projected to have an adverse impact on profits.





Liquidity is provided from both assets and liabilities. The asset side of the balance sheet provides liquidity through regular maturities of investment securities, payments of loans and short-term funds sold. In addition, U.S. Government securities may also be readily converted to cash by sale in the marketplace. On the liability side, liquidity comes from deposit growth and accessibility to other sources of funds. In this respect, liquidity is enhanced by a significant amount of core demand and savings deposits from a broad customer base.

The Bank holds an abundance of core deposits and has no significant reliance on volatile funds. It is pointed out that both interest rate sensitivity and liquidity needs are monitored continually and positioned to react favorably to change in funding needs on interest rate movements.

The status of the Bank's sources of cash to fund its operation are as follows:

                                              March 31,
                                         1995          1994
Net cash from operations              $    418,205     $(   404,782)
Net cash from investing activities    $  3,643,166     $( 4,773,437)
Net cash from financing activities    $(7,424,121)     $( 6,719,437)
Net increase                           $(3,362,750)    $(11,897,851)

BALANCE SHEET ANALYSIS

The Bank experienced a moderate increase in loan demand during the first three months of 1995, the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                                           As of March 31,            Increase
                                  1995               1994             (Decrease)
Total Assets                   $175,700,749      $176,939,578         $(1,238,829)
Total Earnings Assets          $161,513,118      $163,099,783         $(1,586,665)
Loans                          $ 87,638,871      $ 83,156,178         $  4,482,693
Investments                    $ 75,690,266      $ 78,897,342         $(3,207,076)
Deposits                       $149,940,600      $154,667,931         $(4,727,331)
Capital                        $ 20,439,082      $ 20,059,070         $    380,012

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio decreased $3,207,076 or 43.1% of total assets as of March 31, 1995 as compared to 40.5% at March 31, 1994. Approximately 72% of the securities portfolio matures in the one through five year period.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management. Accordingly, the Bank has reclassified certain securities





(exclusive of tax-free securities) to assets available for sale. Therefore, such assets were recorded at fair market.

On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement 115 addresses the accounting and recording for investments in equity securities that have readily determinable fair values, and all investments in debt securities. The Bank adopted Statement 115 as of the first quarter in 1994. The unrealized holding loss, net of tax effect for securities classification as available for sale is recorded as an adjustment of a separate component of equity. As of March 31, 1995, the adjustment was $537,592.

LOANS

Loan demand showed signs of improvement during the first quarter of 1995 and thus the Bank experienced an increase of $4,482,693 or 5.4% at March 31, 1995 vs March 31, 1994.

It must be pointed out that the Bank has sold and serviced $38,305,667 of real estate loans and $2,848,958 of commercial mortgages and has over $500,979 of loans held for sale at March 31, 1995.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 1995.

The Bank's loan-to-deposit ratio was 58.7% and the allowance for loan losses 2.2% of total loans at March 31, 1995.

Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Deposits for the three months ended March 31, 1995 decreased 3.1% over the comparable period in 1994. It is apparent that our Bank and other commercial banks are a victim of uninsured mutual funds which drain the life-blood to some extent of allowing us to service our communities. Disintermediation, of course, will come to an end with hopefully no damage to those depositors who withdrew funds for higher yields. This is understandable, but however, "Caveat Emptor". The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our asset and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 2.63% of its deposit base.





                                   PART II

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         A.  Non-Applicable.

         B.  Reports on Form 8-K.

         During the Registrant's fiscal Quarter Ended March 31, 1995, the Registrant was required to and did file a report on Form 8-K, dated January
4, 1995, reporting item 4 - "Changes in Registrant's Certifying Account".





                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  UNION BANKSHARES COMPANY




                                  Robert S. Boit, President


MAY 10, 1995



                                  Richard W. Teele, Executive
                                  Vice President/Treasurer