Form 10-Q
period 1995-09-30
UNION BANKSHARES CO/ME
filed 1995-11-13
CIK 745083

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934




For the Quarter ended September 30, 1995.     Commission File Number 2-90679



                          UNION BANK SHARES COMPANY
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

YES   XXX        NO

         Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

           Class                           Outstanding at September 30, 1995
(Common stock, $25.00 Par value)                      201,818



















                                1 of 20


                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I           Financial Information                   Page No.

         Item 1:          Financial Statements

                 Condensed consolidated balance sheets-
                 September 30, 1995,  September 30, 1994,
                 December 31, 1994                              3

                 Condensed consolidated statements of income-
                 nine months ended September 30, 1995
                 and September 30, 1994; three months ended
                 September 30, 1995 and September 30, 1994    4-5

                 Condensed consolidated statements of cash flows-
                 nine months ended September 30, 1995
                 and September 30,  1994                        6

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations          7-18

PART II          Other Information

         Item 1:          Legal Proceedings                    19

         Item 2:          Changes in Securities                19

         Item 3:          Defaults Upon Senior Securities      19

         Item 4:          Submission of Matters to a Vote
                          of Security Holders                  19

         Item 5:          Other Information                    19

         Item 6:          Exhibits and Reports on Form 8-K     19





















                   2 of 20
                                 UNION BANKSHARES COMPANY AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED BALANCE SHEET

                                September 30   September 30     December 31
                                     1995           1994            1994
                                 (Unaudited)    (Unaudited)     (Audited) *
ASSETS

Cash and due from banks       $    8,289,721   $    7,266,146   $  7,025,431
Assets available for sale         65,094,163       78,214,625     75,212,318
(MARKET VALUE AT 9/30/95)
Investments securities:
   Obligations of states and
    political subdivisions         5,296,666        7,209,843      6,724,925

Federal Funds Sold                13,883,379        2,468,146      1,644,272
Loans (net of unearned discount)  92,505,842       83,605,951     83,929,969
Less: Allowance for loan losses    1,915,637        1,895,321      1,928,644
Net Loans                      $  90,590,205    $  81,710,630   $ 82,001,325

Premises, Furniture & Equip Net    3,120,549        3,016,471      3,005,886
Other Assets                       5,567,667        5,604,305      5,982,690
Total Assets                    $191,842,350     $185,490,166   $181,596,847

LIABILITIES & STOCKHOLDERS
   INVESTMENTS

Deposits:
  Demand                       $  21,433,519     $ 19,326,269    $20,256,577
  Savings                         83,723,177       91,697,640     86,582,158
  Time                            61,839,021       53,180,057     53,409,952
Total Deposits                   166,995,717      164,203,966    160,248,687
Borrowed Funds                             0                0              0
Accrued Expenses & Other
  Liabilities                      2,863,137        1,960,190      2,166,779
Total Liabilities               $169,858,854    $166,164,156   $162,415,466

STOCKHOLDERS INVESTMENT

Common Stock                       5,062,875       3,801,200      3,801,200
Surplus                            3,948,797       3,948,797      3,948,680
Retained Earnings                 12,716,459      12,325,963     12,915,637
Net Unrealized Gain/(Loss)
on Securities Available for Sale     325,378        (698,983)    (1,389,168)
Less: Treasury Stock                  70,013          50,967         94,968
Total Stockholders Investment  $  21,983,496   $  19,326,010   $ 19,181,381
Total Liabilities &
Stockholders Investment         $191,842,350    $185,490,166  $ 181,596,847

*Condensed from audited financial statements
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.








                                3 of 20
                          UNION BANKSHARES COMPANY
                 Condensed Consolidated Statements of Income
                                 (UNAUDITED)
                                        Nine Months Ended-September 30,

                                       1995                 1994
INTEREST INCOME
   Interest and Fees on Loans           $6,339,253           $5,384,535
   Interest and Fees on Municipal
         Loans and Bonds                    541,913             593,566
   Interest and Dividends on Securities   3,183,488           3,095,604
   Interest on Federal Funds Sold           232,738             167,186
   Amortization & Accretion - Net           (43,635)            112,709
         Total Interest Earned           10,253,757           9,353,600

INTEREST EXPENSE
   Interest on Deposits                   3,645,577           3,112,716
   Interest on Funds Purchased/Borrowed      10,109                 426
          Total Interest Expense          3,655,686           3,113,142

NET INTEREST INCOME                       6,598,071           6,240,458
   Provision for loan losses                 15,000                   0

NET INTEREST INCOME AFTER LOAN PROVISION  6,583,071           6,240,458

NONINTEREST INCOME
   Exchange, Commission & Fees              525,878             514,230
   Trust Department                         325,941             301,287
   Financial Service Fees                    51,612              51,606
   Other Income                             564,308             586,603
   Net Securities Gains (Losses)              1,045              81,970
            Total Noninterest Income      1,468,784           1,535,696

NONINTEREST EXPENSE
   Salaries and Employee Benefits         3,202,545           3,049,018
   Building Maintenance & Operations        457,810             483,879
   FDIC Insurance                           169,644             280,006
   Other Expenses                         2,033,157           1,845,362
             Total Noninterest Expense    5,863,156           5,658,265

INCOME BEFORE TAXES                       2,188,699           2,117,889
   Income Taxes                             537,000             479,619

NET INCOME                              $ 1,651,699          $1,638,270

Per Share Data:
   Net Income                                $ 8.18              $ 8.12
   Dividends Declared                          1.00                1.00














                                4 of 20

                          UNION BANKSHARES COMPANY
                 Condensed Consolidated Statements of Income
                                 (UNAUDITED)


                                        Three Months Ended-September 30,

                                              1995              1994
INTEREST INCOME
   Interest and Fees on Loans              $2,187,877         $1,865,035
   Interest and Fees on Municipal
         Loans and Bonds                       195,417            215,215
   Interest and Dividends on Securities       982,280         1,149,345
   Interest on Federal Funds Sold             162,024            60,377
   Amortization & Accretion - Net              (3,225)           46,424
         Total Interest Earned              3,524,373         3,336,396

INTEREST EXPENSE
   Interest on Deposits                     1,298,922         1,057,465
   Interest on Funds Purchased/Borrowed           162               229
          Total Interest Expense            1,299,084         1,057,694

NET INTEREST INCOME                         2,225,289         2,278,702
   Provision for loan losses                   15,000                 0

NET INTEREST INCOME AFTER LOAN PROVISION   2,210,289          2,278,702

NONINTEREST INCOME
   Exchange, Commission & Fees               198,915            187,746
   Trust Department                          104,906            100,268
   Financial Service Fees                     18,162             18,391
   Other Income                              278,878            220,450
   Net Securities Gains (Losses)                   0             80,139
            Total Noninterest Income         600,861            606,994

NONINTEREST EXPENSE
   Salaries and Employee Benefits          1,102,600          1,114,385
   Building Maintenance & Operations         117,561            118,496
   FDIC Insurance                            (11,847)            95,000
   Other Expenses                            701,074            675,239
             Total Noninterest Expense     1,909,388          2,003,120

INCOME BEFORE TAXES                          901,762            882,576
   Income Taxes                              202,000            149,619

NET INCOME                              $    699,762      $     732,957

Per Share Data:
   Net Income                                  $3.47              $3.63
   Dividends Declared                           1.00               1.00











                                5 of 20




                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 1995 and 1994


                                                    1995         1994
Net Cash Flows Provided by Operating Activities:
   Net Income                                    $1,651,699    $1,638,270
     Adjustments to reconcile net income
     to net cash provided by operating
     activities:
         Depreciation and amortization             265,000       205,195
         Provision for loan losses                  15,000             0
         Net securities gains                       (1,045)      (81,970)
         Net change in other assets                415,023    (1,243,787)
         Net change in other liabilities          (696,358)       12,632
         Net amortization of premium on
         investments                              (237,522)     (647,044)
         Net change in deferred loan
          origination fees                          13,489       (36,128)
         Origination of loans held for sale     (5,483,682)   (1,474,095)
         Proceeds from loans held for sale       4,558,243     1,975,892
         Total adjustments                      (1,178,830)   (1,289,305)
     Net cash provided by operating activities     472,869       348,965


Cash Flows From Investing Activities:

          Purchase of investments             (12,472,581)  (45,593,645)
          Proceeds from sales of investments    18,977,309     7,500,000
          Proceeds from maturities of
           investment                            9,249,005    27,436,000
          Net change in loans to customers      (8,605,880)   (2,858,827)
          Capital expenditures                    (379,663)     (263,718)
      Net cash used in investing activities      6,768,190   (13,780,190)

Cash Flows From Financing Activities:
         Net increase(decrease) in deposits      6,747,030     2,968,303
        Purchase of Treasury Stock                 (14,560)       (7,500)
        Proceeds from sale of Treasury Stock             0             0
        Proceeds from issuance Common Stock              0             0
        Payment to eliminate fractional shares      29,868            0
        Dividends paid                            (500,000)    (450,000)
       Net cash provided by financing activities 6,262,338    2,510,803
Net increase (decrease) in cash and
          cash equivalents                       13,503,397  (10,920,422)
Cash and cash equivalents at beginning of yea     8,669,703  20,654,714
Cash and cash equivalents at 9/30/95 & 9/30/94  $22,173,100  $9,734,292

    Supplemental Schedule of Non-Cash Investing and Financing Activities

Net increase (decrease) as a result of adopting Statement  1995        1994
       of Financial Accounting Standards No. 115
            Available for sale securities                345,062   (998,547)
            Deferred income liability (receivable)      (117,321)   299,564
      Net unrealized gain(loss) on available for
            sale securities                            $ 227,741  $(698,983)

                                6 of 20

                 Notes to Consolidated Financial Statements
                                  Unaudited

(A)  Basis of Presentation

         The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the nine month period ended September 30, 1995 and 1994 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

         Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. On April 12, 1995 the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995, and earnings per share have been restated for the periods to reflect the stock dividend.

(C)  Off-Balance Sheet Items

         In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instrument involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 1995, and September 30, 1994, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                    September 30

                                                    (000's omitted)

                                                     1995         1994
1.  Unused Commitments:

     A.  Revolving , open-end lines secured by
          1-4 family residential properties,
          e.g., Home Equity lines                   5,792        6,446
         B.  Credit card lines                      4,930        4,467
         C.  Secured real estate loans              1,595        2,086
         D.  Other                                 16,862       19,191

2.  Financial Standby Letters of Credit:               4           127

3.  Mortgages Transferred With Recourse:               0             0


                                7 of 20
(D)  Regulatory Agencies

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

         Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

(H)  Recent Accounting Developments

         In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." Statement 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the

                                8 of 20
future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Settlement 09, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

         On May 31, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" (Statement 114) as amended by FAS 118. This statement, which applies to all creditors, addresses the accounting by creditors for impairment of a loan by specifying how allowances for credit losses related to certain loans should be determined. Effective January 1, 1995, the Company adopted FAS114. The Bank has not determined the impact of adopting Statement 114 on its financial condition, or results of operations.

         On May 13, 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (Statement 115). Statement 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and all investments in debt securities. The Company adopted Statement 115 effective January 1, 1994. The adoption resulted in the reclassification of certain investment securities as of January 1, 1994. The scope of the Statement did not encompass loans. The Company's investment accounting policies are as follows at January 1, 1994:

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

HELD TO MATURITY SECURITIES
Held to maturity securities consist of debt securities purchased for which the Company has the positive intent and ability to hold such securities

                                9 of 20
until maturity. Debt securities classified as held to maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts. When decline in market value is considered other than temporary, the loss is recognized in the consolidated statements of income, resulting in the establishment of a new cost basis for the security.

The Company's accounting policies for investment securities prior to January 1, 1994 were as follows:

INVESTMENT SECURITIES
Investment securities are those securities which the Company has the ability and intent to hold to maturity. These securities are stated at cost adjusted for amortization of premium and accretion of discount. Generally, such securities are sold only to meet unexpected liquidity needs. Gains and losses on the sale of investment securities are computed on the basis of specific identification of the adjusted cost of each security, are recognized upon realization and are shown separately in the consolidated statements of income.

SECURITIES HELD FOR SALE
Securities held for sale are investment securities purchased for the purpose of potential subsequent sale. These assets are specifically identified at the time of purchase and are carried at the lower of aggregate cost or market.

OTHER INVESTMENT SECURITIES
Other investment securities consist of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock. These securities are carried at cost which approximates market at December 31, 1994 and 1993.

































                               10 of 20

               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION


                      Earnings and Performance Overview

   Net Income increased  $13,429 or .82% for the first nine months of 1995 versus the same period in 1994.
 The following table summarizes the status of the bank's earnings per share:

                                                           September 30,

                                                      1995        1994
       Earnings Per Share                             8.18        8.12
      Return on Average Shareholders Equity          7.51%A      8.47%B
      Return on Average Assets                       0.88%A      0.90%B
      Return on Average Earning Assets               0.96%A      0.98%B

  A = annualized returns are; 10.01%,  1.17%, and  1.28%,     respectively.
  B = annualized returns are; 11.29%,  1.20%, and  1.30%,     respectively.

   In January 1993, the Company declared a 33 1/3 percent stock dividend, subject to the approval by the shareholders, to increase authorized shares to 600,000.  Such approval was received on April 22, 1993.

  On April 12, 1995, the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995 and earnings per share have been restated for the above periods to reflect the stock dividend.

The increase in net income for the first nine months of 1995 versus the same period in 1994 results primarily from an increase in net interest income. It should be noted, excluding net security gains, net income was up $94,354 or 6.1%.

The healthy increase in net income for the third quarter of 1994 versus 1993 resulted from an increase in net interest income and a decrease in the provision for loan losses.

 The increase in total interest earned results primarily in improved yields on the Loan and Investment portfolios plus a change in the balance sheet mix of these two categories.

 It should also be noted that the decrease in non interest income of $66,912 results primarily from a decrease in Loan Department Fees due to a decline in points and pricing fees associated with loan refinancing and the secondary market. This trend is currently improving and refinancing activity is increasing due to favorable interest rates for the borrowers.

     Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses, and other operating expenses. As the Bank continues to implement new products and services in connection with the goals of its Strategic Plan, "up front" costs are incurred, and the Bank is closely monitoring such costs.

 It should be noted that the Bank received its FDIC Premium rebate funds of approximately $95,000 and has implemented the new reduced rate of 4 1/2 cents per thousand in deposits as its insurance premium.




                               11 of 20
  The Bank continues to monitor the economic slowdown and its effect on the banking industry in New England and Maine, Hancock and Washington Counties
  (our service territories) in particular. The Bank always blends the keen scrutiny by regulatory agencies and its conservative approach to management in the conduct of its affairs.
    During 1995, it becomes clear that there continues to be challenging, albeit, difficult conditions for the banking industry and particularly for those banks located in New England. A surplus of regulations and accounting pronouncements continues to challenge our bank as never before. In years past we have attempted to operate in a conservative manner and while this position has not always been popular, and sometimes has placed us in contrast with practices elsewhere in the industry, we believe this conservatism should assist us in getting through this period with a minimum of difficulty.

 It is our continuing belief that our bank and others similar to it are the heart, if not the soul, of this country.

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

 Net interest income for the third quarter and the first nine months in 1995 increased $53,413 or 2.3% and $357,613 or 5.7% over comparable periods in 1994 reflecting higher yields on the Investment and Loan Portfolios of .757%
    versus rates paid on bank deposits increasing some .680% for the same period.

  The following table illustrates the bank's net interest spread position:

                       Nine Month Ended September 30,
                                  1995             1994
Yield on Earning Assets           8.33%            7.97%
Cost of All Funds                 2.98%            2.47%
Net Interest Spread               5.35%            5.50%

         The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.













                               12 of 20


PROVISION FOR LOAN LOSSES

         There was an addition of $15,000 for the loan loss provision resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 1995 included a loan-by-loan analysis of all larger commercial and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans.
Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

         Although management utilized its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase it provisions for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or otherwise which would adversely affect the Company's results of operations. In fact, Management anticipates that due to the increase in loan demand for 1995 that the Company will most likely increase the provision for loan losses starting in the third quarter of 1995.

         The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:
                                                          (000's Omitted)
                                                        Nine Months Ended
                                                           September 30,
                                                           1995     1994
1.       Nonaccrual Loans                                   150      333
2.       Loans past due 90 days & accruing                  166      274
3.       Restructured loans                                   0        0
4.       Other real estate owned (including insubstance
         foreclosure)                                       940      905
5.       Total nonperforming assets                       1,256    1,512
6.       Ratio of total nonperforming loans to capital
         and the allowance for loan losses (Texas ratio)   5.26     7.12
7.       Ratio of net chargeoffs to loans                  0.00     0.00
8.       Ratio of allowance for loan losses to loans       2.03     2.27
9.       Coverage ratio(allowance for loan losses
         divided by nonperforming assets)                152.47   123.86
10.      Ratio of nonperforming assets to total assets      .66      .82
11.      Ratio of nonperforming loans to total loans        .33      .73

*Net recoveries of $286,000 were experienced as of September 30, 1994

         While not attempting to sound self-serving the directors, officers and employees of the Bank are proud of the above data and their efforts in serving its community while simultaneously working hand-in-hand with state and federal regulators in structuring its financial position during these times. Most assuredly all parties concerned benefit from just such cooperative effort.


                               13 of 20
NONINTEREST INCOME

         The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services. Securities gains and losses are another major component of this category.

         Non interest income, excluding securities gains, increased $74,006 or 14.0% and $14,013 or 1.0% for the three and nine months ended September 30, 1995 over the same period in 1994.

         The decline of sales of real estate mortgages to the secondary market and the attendant gains and subsequent service fees on such transactions continue to have a significant impact on noninterest income. As indicated previously, we do see this trend turning around as customers take advantage of favorable rates.

         Fees associated with Visa Fees and Trust Services contributed some $85,000 to non interest income over the same period in 1994.

         Net security gains amounted to $0 and $1,045 for the three and nine months ended September 30, 1995 compared to $80,139 and $81,970 for the same period in 1994.

NONINTEREST EXPENSES

         Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

         Stagnant deposit growth, strong loan demand and a generally flat economy in Maine-particularly in Downeast Maine-has compelled or should compel banking institutes of our size to prudently and conservatively manage their affairs. In order to grow the Bank and maintain market share in accordance to the Banks strategic plan, certain costs have been incurred with the development of products and services and their implementation. According, a concerted effort in controlling and reducing non interest expenses has and continues to be a major undertaking in 1995 and beyond.

         Non interest expenses decreased $93,732 or 4.7% and increased $204,891 or 3.62% for the three and nine months ended September 30, 1995 over the same period in 1994. Salaries and employee benefits is one of the major contributors to the changes and reflect merit increases and changes in Bank personnel due to staff reductions as a result of retirements and improved efficiencies.

         Other Expenses also contain those costs associated with the development, supplies, and advertisement of new Bank products and services.

INCOME TAXES

         Income taxes are provided in accordance with the comprehensive income tax allocation method which recognizes the tax effects of all income and expense transactions in each year's statement of income, regardless of the year the transactions are reported for tax purposes. The tax effects of these timing differences are reflected in deferred income tax accounts in the consolidated financial statements.

         In February 1992, the FASB released Statement 109, "Accounting for Income Taxes". The Company currently accounts for income taxes under APB

                               14 of 20
11. Statement No. 109 changes the Company's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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


         The status of the Bank's income tax expense is as follows:

                                           Tax Expense     Effective Rate
                                   1995       1994          1995      1994
Nine Months ended September 30,  $537,000   $479,619        24.5      22.6

INTEREST RATE GAP ANALYSIS

         Attention should be directed to the interest rate gap analysis as of December 31, 1994 as provided on page 27 in the Bank's 1994 Form 10K. Data as of September 30, 1995 is essentially identical to that reported in the Form 10K.


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

         Shareholders' Equity was as follows for the following periods:

                            SHAREHOLDER'S EQUITY

                                               Amount          Book Value
                                                               Per Share
         September 30, 1995                 $21,983,496          $108.93
         September 30, 1994                 $19,326,010         $  95.76
         December 31, 1994                  $19,181,381         $  95.04

         During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 1995 the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at September 30, 1995 exceeded the minimums established by the Federal Reserve Board as follows:


                               15 of 20

                                                          Minimum Regulatory
                                       September 30, 1995     Requirements


         Tier 1 Capital Ratio                  19.0               4.0%
         Total Capital Ratio                   20.2               8.0%
         Leverage Ratio                        11.5

DIVIDENDS

         The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

         Cash dividends per share declared on common stock were $1.00 for the third quarter of 1995 and 1994.

STOCK DIVIDENDS

         In April 1995, the Company declared a 33 1/3 percent stock
dividend.   Accordingly, book value per share and cash dividends per share have been retroactively restated for the second quarter of 1995 and 1994 to reflect the stock dividend.

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

         The objective of liquidity management is not only to have funds available for all requirements that might arise, but also to ensure that liquidity is not excessive when it could be projected to have an adverse impact on profits.

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






                               16 of 20


         The status of the Bank's sources of cash to fund its operation are as follows:

                                                       September 30,
                                                       1995           1994
         Net cash from operations                 $   472,869  $     48,965
         Net cash from investing activities       $ 6,768,190  $(13,780,190)
         Net cash from financing activities       $ 6,262,338  $  2,510,803)
         Net increase                             $13,503,397  $(10,810,520)

BALANCE SHEET ANALYSIS

         The Bank experienced an steady increase in loan demand during the first nine months of 1995; the quality and strength of the balance sheet remains strong.

         The following financial statistics give a general overview and profile of the Company:

                                    As of September 30,        Increase
                                      1995         1994        (Decrease)

         Total Assets           $191,842,350  $185,490,166  $   6,352,184
         Total Earnings Assets  $174,864,413  $167,393,911  $   7,470,502
         Loans                  $ 90,590,205  $ 81,710,630  $   8,879,575
         Assets Available
         for Sale               $ 65,094,163  $ 78,214,625  $ (13,120,462)
         Deposits               $166,995,717  $164,203,966  $   2,791,751
         Capital                $ 21,983,496  $ 19,326,010  $   2,657,486


         SECURITIES PORTFOLIO

         The objective of the securities portfolio is to provide for a stable earnings base and management of the Bank's liquidity needs. As shown under the section "Balance Sheet Analysis", the securities portfolio decreased $13,120,462 to $65,094,163 or 16.8% of total assets as of September 30, 1995, as compared to 42.2% at September 30, 1994.

         The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management. Accordingly, the Bank has reclassified certain securities (exclusive of tax-free securities) to assets available for sale. Therefore, such assets were recorded at fair market.

         On May 31, 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Statement 115 addresses the accounting and recording for investments in equity securities that have readily determinable fair values, and all investments in debt securities. The Bank adopted Statement 115 as of the first quarter in 1994. The unrealized holding loss, net of tax effect for securities classified as Available for Sale is recorded as an adjustment of a separate component of equity. As of September 30, 1995, the adjustment was $227,741.

LOANS


                               17 of 20
         Loan demand remained steady during the third quarter of 1995 and thus the Bank experienced an increase of $6,352,184 or 3.4% at September 30, 1995, vs September 30, 1994.

         It must be pointed out that the Bank has sold and serviced $39,684,294 of real estate loans and $2,717,387 of commercial mortgages and has over $1,576,625 of loans held for sale at September 30, 1995.

         The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at September 30, 1995.

         The Bank's loan-to-deposit ratio was 54.2% and the allowance for loan losses 2.0% of total loans at September 30, 1995.

         Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

         In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

         Deposits for the nine months ended September 30, 1995 increased 1.7% over the comparable period in 1994. It is apparent that our Bank and other commercial banks are a victim of uninsured mutual funds which drain the life-blood to some extent of allowing us to service our communities. Disintermediation, of course, will come to an end with hopefully no damage to those depositors who withdrew funds for higher yields. This is understandable, but however, "Caveat Emptor". The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our asset and liabilities to maintain stable net interest margins.

         The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

         The Bank is not reliant on volatile liabilities as evidenced by such comprising only 3.48% of its deposit base.



















                               18 of 20

                                   PART II

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            A.  Non-Applicable.

            B.  Reports on Form 8-K.

            During the Registrant's fiscal Quarter Ended September 30, l994, the Registrant was not required to and did not file any reports on Form 8-K.









































                               19 of 20

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    UNION BANKSHARES COMPANY



___________________________________
                                    Robert S. Boit, President



______________________
November 8, 1995




__________________________________
                                   Peter A. Blyberg, EVP, COO, & Treasurer



































                                                                 20 of 20