Form 10-K
period 1995-12-31
UNION BANKSHARES CO/ME
filed 1996-03-28
CIK 745083

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
               ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1995.  Commission File Number 0-12958

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

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act: Common Stock
                                                              $25 Par Value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   XXX        NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ](Amended by Exch Act Rel No. 28869, eff. 5/1/91)

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 7, 1996, was approximately $31,670,320.

201,818 shares of the Company's Common Stock, $25 Par Value, were issued and outstanding on February 17, 1996.
                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Annual Report to stockholders of the registrant for the year ended December 31, 1995, are incorporated by reference into Parts I and II.
2. Portions of the registrant's definitive Proxy Statement dated March 29, 1996 for its regular Annual Meeting of stockholders to be held April 18, 1996 are incorporated by reference into Part III.







                                1 of 23



                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-K

PART I                                                      Page No.

Item  1:  Business                                            3-14
Item  2:  Properties                                         15-16
Item  3.  Legal Proceedings                                    16
Item  4.  Submission of Matters to a Vote of
             Security Holders                                  16

PART II

Item  5.  Market for Registrant's Common Equity and
             Related Stockholder Matters                       17
Item  6.  Selected Financial Data                            18-19
Item  7.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations     20
Item  8.  Financial Statements and Supplementary Data          20
Item  9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure           20

PART III

Item 10.  Directors and Executive Officers of
              the Registrant                                   20
Item 11.  Executive Compensation                               20
Item 12.  Security Ownership of Certain Beneficial
               Owners and Management                           20
Item 13.  Certain Relationship and Related Transactions        20

PART IV

Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                        21-22

Signatures                                                      23



















                                2 of 23


                                   PART I

ITEM I:  Business

Union Bankshares Company is a one-bank holding company, organized under the laws of the State of Maine, which has acquired 99.928% of the common stock of the Union Trust Company (the Bank). The Company's only subsidiary is the Bank. The Company's holding company structure can be utilized to engage in permitted banking-related activities, either directly or through newly formed subsidiaries, or by acquiring companies already established in such activities. The Company has no immediate plans for such activities, but could do so, if such action should appear desirable.

Union Trust is a full-service, independent commercial bank with ten offices in coastal Maine, serving the financial needs of individuals, businesses, and municipalities in Hancock and Washington Counties. Commitment to outstanding service, quality products and the ability to anticipate and respond to the customers financial needs, Union Trust, now in its 107th year, is proud to have earned the reputation as one of New England's preeminent community banks.

Union Trust supports the people and communities it serves and believes that reinvesting local money locally builds strong communities. The Bank's charitable contribution program supports a broad range of local charities, community development efforts and the volunteerism of its employees and retirees.

Union Trust Company offers a full range of banking services, at competitive rates, at convenient banking hours and locations and is accessible to our customers 24 hours a day through physical locations and electronic means. This year the Bank introduced "BankLine" which provides 24 hour access by phone, whereby customers may check the balance of their checking account, check recent account activity, verify interest paid and earned, transfer funds and make loan payments.

Union Trust's deposit services include: regular and basic checking accounts, NOW accounts, Money Market accounts, savings accounts, Certificates of Deposits, IRA accounts, KEOGH Plans, ATM Convenience Card, Convenience Check Card, Reserve Checking, credit cards, BankLine, Unlimited Club membership and safe deposit boxes. The Bank also provides the following loan services: installment loans, student loans, mortgages, lines of credit, commercial loans, home equity loans and Visa credit cards.

Union Trust also offers a full range of investment and trust services. Our professional trust advisors design and administer personal trusts, individual retirement accounts, self-employed retirement accounts, company retirement plans (pension, simplified employee pension, 401(k), profit sharing), and estate plans. In addition, our trust staff will help people of all ages and income levels analyze their savings and retirement needs and plan customized investment strategies to meet the customer's goal. In 1995, the trust department introduced "Mutual Partners", an Asset Allocation Program that offers a balanced investment mechanism for our customer. Using mutual funds and creating portfolios designed to meet each person's individual situation and risk level, the Bank hopes to appeal to a broad range of potential trust customers, many of whom might otherwise think that they don't have enough savings to qualify for a trust.


                                3 of 23


The Bank competes actively with other commercial banks and other financial institutions in its service areas. Strong competition exists among commercial banks in efforts to obtain new deposits, in the scope and type of services offered, in interest rates on time deposits and interest rates charged on loans, and in other aspects of banking. In Maine, savings banks are major competitors of commercial banks as a result of broadened powers granted to savings banks. In addition, the Bank like other commercial banks, encounters substantial competition from other financial institutions engaged in the business of either making loans or accepting deposit accounts, such as savings and loan associations, insurance companies, certain mutual funds, and certain governmental agencies. Furthermore, the large banks located in Boston, New York, and Providence are active in servicing some of the large Maine based companies.

As of December 31, 1995 the Bank employed 120 employees of which 14 employees were part-time.

The primary regulator of the Company and the Bank is the Federal Reserve Bank of Boston.

Please refer to Management's Discussion and Analysis, on page 6 of the 1995 Annual Report of Union Bankshares Company, regarding compliance with capital requirements.

Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that were not disclosed under Item III of Industry Guide 3 do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Company and Bank are not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have or would be reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Loans, other than credit card loans, are placed on nonaccrual status when, in the opinion of management, there are doubts as to collectibility of interest or principal, or when principal or interest is past due 90 days or more, and the loan is not well secured and in the process of collection. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on nonaccrual status. Principal and accrued interest on credit card loans are charged to the allowance for credit losses when 180 days past due.

Interest payments received on nonaccrual loans are recorded as reductions of principal if principal payment is doubtful.

Loans are considered to be restructured when the yield on the restructured assets is reduced below the current market rates by an agreement with the borrower. Generally this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms.




                                4 of 23



                          STATISTICAL PRESENTATION

(The Supplemental Financial Data presented on the following pages contains information to facilitate analysis and comparison of sources of income and exposure to risk).

A.  INVESTMENT PORTFOLIO

         The following table shows the book value of the Company's held to maturity and investment securities at the end of each of the last three years. (In Thousands)

                                                   December 31

                                           1995       1994         1993

U. S. Treasury Securities
  & Other Government Agencies            $   -0-      $   0-       $  -0-
Obligations of States and
  Political Subdivisions                   4,120       6,725        7,357
Other Investments Securities                   0           0            0

TOTAL                                     $4,120      $6,725       $7,357

The table below shows the relative maturities of investment and held to maturity securities as of December 31, 1995.

                         Held to Maturity Securities
                        Maturity Distribution As Of
                              December 31, 1995

Security Category               Due 1 Yr    Due 1-   Due 5-     Due 10-
                                 or less    5 Yrs   10 Yrs      15 Yrs

State and Municipal Bonds      $   817    $2,600    $  653       $  50
Average Weighted Yield           7.50%     6.08%     5.96%       8.38%

TOTAL                          $   817    $2,600    $  653       $  50
Percent of Total Portfolio       19.8%    63.2%      15.8%       1.20%


NOTE: Average Weighted Yields on tax exempt obligations have been computed on a tax equivalent basis














                                5 of 23



A. 1.   AVAILABLE FOR SALE SECURITIES

The following table shows the carrying value of the Company's Available for Sale Securities at the end of each of the last three years. (In Thousands)


                                               December 31

                                        1995         1994         1993

U S Treasury Notes/Bills
  and Other Government Agencies      $71,799       $73,901      $70,276
Other Securities                         659           659          113

TOTAL                                $72,458       $74,560      $70,389

The table below shows the relative maturities and carrying value of available for sale securities as of December 31, 1995.

                        Securities Available For Sale
                         Maturity Distribution As Of
                              December 31, 1995

Security                     Due 1 Yr      Due 1-         Due 5-
Category                     or Less       5 Yrs          10 Yrs


U S Treasury Notes/Bills
  and Other Government
  Agencies                  $12,367         $30,717      $28,085
 Average Weighted Yield       6.19%           6.60%        7.20%

Other Securities                 -0-            630          -0-
 Average Weighted Yield          -0-          6.25%          -0-

TOTAL                       $12,367         $31,347      $28,085

Percent of
Total Portfolio:              17.2%           43.7%        39.1%




















                                6 of 23


B.  LOANS

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.


                                 1995     1994     1993     1992       1991
                                               (In Thousands)
Real Estate Loans
  A.  Construction and Land
       Development             $ 2,023  $ 2,168   $ 1,568  $ 2,504    $ 2,693
  B.  Secured by 1-4 Family
       Residential Properties   27,402   25,528    26,129   25,373     36,203
  C.  Secured by Multi-Family
       (5 or more) Residential
       Properties                    2        4         7       12         27
  D.  Secured by Non-Farm,
       Non-Residential
       Properties               28,273   26,500    24,553   26,560     28,250
Commercial & Industrial Loans   13,778   12,975    12,834   15,564     16,651
Loans to Individuals for
   Household, Family & Other
   Consumer Expenditures        14,335   12,844    12,463   12,139      8,569
All Other Loans                  7,430    4,189     3,439    2,825      2,255
Total Gross Loans              $93,243  $84,208   $80,993  $84,977    $94,648

The above data is gathered from loan classifications established by the Federal Reserve Call Report 033.

The percentages of loans by lending classification to total loans outstanding at December 31, was as follows:

                              1995     1994      1993    1992      1991

Real Estate                   61.9%    64.4%     64.5%   64.1%     71.0%
Commercial & Industrial
   Including single payment
   loans to individuals       14.8%    15.4%     15.9%   18.3%     17.6%
Consumer Loans                15.4%    15.3%     15.4%   14.3%      9.1%
All Other Loans                7.9%     4.9%      4.2%    3.3%      2.3%
Total Loans                  100.0%   100.0%    100.0%  100.0%    100.0%

















                                7 of 23


                              Maturities and Sensitivities of Loans
                                 to Changes in Interest Rates
                                     As of December 31, 1995
                          Due 1 Year
                           or Less         Due 1-5 Yrs       Due 5 yrs +

Real Estate               $ 36,806          $ 15,337            $ 5,557
Commercial & Industrial     10,525             3,253                  0
Consumer                    11,660             2,675                  0
Municipal                    4,222             1,902              1,306
   Total                  $ 63,213          $ 23,167            $ 6,863

Note: Real Estate Loans in the 1-5 year category have $1,449,000 at a fixed interest rate and $13,888,000 at a variable interest rate. Commercial Loans in the 1-5 year category have $536,000 at a fixed interest rate and $2,717,000 at a variable interest rate.

         Real Estate Loans in the 5+ category have $5,015,000 at a fixed interest rate and $542,000 at a variable interest rate. Commercial Loans in the 5+ category have $0 at a fixed interest rate and $0 at a variable rate.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due:

                                   DECEMBER 31

                 1995      1994        1993         1992          1991

              Amt     %  Amt    %     Amt    %     Amt    %     Amt     %

Real Estate  $867  0.9   $479  0.6  $1,659  2.0  $1,523  1.8  $2,058   2.2
Installment  $ 95  0.1   $ 95  0.1  $   96  0.1  $  371  0.4  $  278   0.3
All Others   $ 35  0.0   $189  0.2  $  102  0.2  $  296  0.4  $  759   0.8

      TOTAL  $997  1.0   $763  0.9  $1,857  2.3  $2,190  2.6  $3,095   3.3

It is the policy of the Company to discontinue the accrual of interest on loans when, in the opinion of the management, the ultimate collectibility of principal or interest becomes doubtful. The principal amount of loans which have been placed on non-accrual status were comprised primarily of certain installment loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations. There were approximately $614,000, $151,000, and $486,000 as of December 31, 1995, 1994 and 1993, respectively, of loans on a non-accrual status.





















                                8 of 23




                            LOANS CONCENTRATIONS
As of December 31, 1995 and 1994, the company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock and Washington Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeds 10% of the Bank's Shareholders' equity at December 31, 1995.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses for the past five years were as follows:
(Dollars in Thousands)
                                                  December 31,

                                   1995      1994     1993     1992      1991

Balance at beginning of period:  $ 1,929   $ 1,802  $ 2,325  $ 1,623   $   971
Charge-Offs
 Commercial & Industrial Loans        44        30       62       27        44
 Real Estate Loans                    48       256      837       92       187
 Loans to Individuals                104         4       87      421       206
                                     196       320      986      540       437

Recoveries:
 Commercial & Industrial Loans        43         5       84       11        62
 Real Estate Loans                     1       390       47       26        21
 Loans to Individuals                 71        52      302      130       106
                                     115       447      433      167       189
 Net Charge-Offs (recoveries)         81      (127)     553      373       248
 Provision for loan losses            30         0       30    1,075       900
Balance at end of period         $ 1,878   $ 1,929  $ 1,802  $ 2,325   $ 1,623

Average Loans Outstanding        $88,725   $82,600  $83,104  $89,813   $89,117

Ratio of Net Charge-Offs
(Recoveries) to average
loans outstanding                   .09%     (.15%)    .67%     .42%      .28%


























                                9 of 23



                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                             December 31,

                   1995       1994          1993        1992           1991
               Amt  % of LN  Amt   %    Amt     %    Amt     %    Amt     %
                   Categories
                    To Total
                     Loans
Balance at end
 of Period:
Applicable To:
Real Estate   $  647 61.9% $  665 64.4% $  621 64.5% $  621 64.1% $  560 71.0%
Commercial &
Industrial     1,024 14.8%  1,051 15.4%    983 15.9%    768 17.5%    884 17.3%
Consumer         207 15.4%    213 15.3%    198 15.4%    246 14.3%    179  9.1%
Municipal        -0-  7.9%    -0-  4.9%    -0-  4.2%    -0-  3.3%    -0-  2.6%
Identified       -0-   -0-    -0-   -0-    -0-   -0-    690   .8%    -0-   -0-

              $1,878 100.0 $1,929 100.0 $1,802 100.0 $2,325 100.0 $1,623 100.0

The allowance for loan losses is a general allowance established by management to absorb possible loan losses as they may exist in the loan portfolio. This allowance is increased by provisions charged to operating expenses and by recoveries on loans previously charged-off. Management determines the adequacy of the allowance from continuous reviews of the quality of new and existing loans, from the results of independent reviews of the loan portfolio by regulatory agency examiners, evaluation of past and anticipated loan loss experience, the character and size of the loan portfolio and anticipated economic conditions.

As of December 31, 1995, the Company had impaired loans totaling some $59,000, which consisted of commercial and real estate loans. The fair value of the loan's collateral was used in all instances to determine present value.

A loan is considered impaired by management when it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan, including principal and interest. Loans on a non-accrual status that are deemed collectable are not classified as impaired. Based upon managements periodic review of loans on non-accrual status, impairment is based on a loan by loan analysis and not set by a defined period of delinquency before a loan is considered impaired.

The adoption of Statement 114 has had no material affect on the comparability of prior reporting periods.

                                Risk Elements
                               1995   1994    1993    1992      1991

Loans accounted for on
a non-accrual basis            $614   $151    $486    $353      $623
Accruing loans contractually
past due 90-days or more       $388  $  86    $237    $134      $ 88










                                10 of 23



In accordance with Industry Guide 3 Item III. c (2), the gross interest income that would have been recorded in 1995 if non-accrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $28,000. There was some $2,000 included in the gross interest income on non-accrual and restructured loans for 1995.

C.  DEPOSITS

The following table presents the components of total deposits for the last three years.
                                            (Dollars in Thousands)
                            1995      1994           1993

Demand Deposits           $ 19,327    $ 20,257     $ 17,237
Savings Deposits            63,621      66,236       66,041
Money Market Accounts       17,420      20,346       22,815
Time Deposits               58,104      49,939       49,705
Certificates of Deposits
  of $100,000 or more        6,886        3,471       5,438
       TOTAL DEPOSITS     $165,358     $160,249     $161,236
Interest Bearing
       Deposits to Total     89.4%        87.4%        89.3%

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 1995.

                          Amount
                     (In Thousands)
3 Months or Less          2,176
3 Through 12 Months       3,679
Over One Year             1,031

D.  CAPITAL RATIOS

The following table presents, for the last three years, the Company's capital expressed as a percentage of average deposits, loans, total assets, and earning assets.
                                *1995        *1994      1993
Deposits                        13.7%        12.8%     11.8%
Loans                           25.1%        24.9%     22.7%
Total Assets                    11.9%        11.3%     10.5%
Earning Assets                  12.9%        12.8%     11.2%

* Excluding net unrealized gain/(loss) on available for sale securities of $567,810 and ($1,389,168) at December 31, 1995 and 1994, respectively.






















                               11 of 23


E.  RETURN ON STOCKHOLDERS' EQUITY

The following table presents, for each of the last three years, the Company's return on stockholders' equity, return on assets, and return on average earning assets.
                                       1995       1994       1993
Return on Average
   Stockholders' Equity               11.4%       11.9%      11.8%
Return on Average Assets               1.3%        1.3%       1.2%
Return on Average Earning Assets       1.4%        1.4%       1.3%

F.  FIVE YEAR SUMMARY  (in Thousands)

                      1995        1994        1993        1992         1991


Deposits            $165,358    $160,249    $161,236    $158,674     $149,623
Loans                 93,243      84,208      80,993      84,977       94,648
Securities           *75,716     *83,391     *73,821      76,704       56,981
Shareholders'
 Equity             **22,227    **20,570      18,875      17,391       15,923
Total Assets         191,353     181,597     182,129     177,767      167,138
Net Earnings           2,418       2,354       2,134       1,920        1,300
Interest Income       13,855      12,677      12,393      13,698       14,902
Net Interest Income    8,803       8,490       7,666       7,548        6,732
Actual Cash Dividend
 Declared***            4.00        3.00        3.00        2.41         2.41

Dividend Payout Ratio  31.3%       25.8%       28.4%       23.8%        35.1%

Average Equity to
  Average Asset Ratio  11.5%       10.8%       10.1%       8.44%        9.43%

Earnings Per Share*** $12.78      $11.65      $10.55      $10.15        $6.87

Loans to Deposits
Ratio                  56.4%       52.5%       50.2%       53.6%        63.3%

  * Stated at amortized cost. Includes available for sale securities with cost of $70,939 and $76,007 and securities held for sale with cost of $65,816 at December 31, 1995, 1994, and 1993, respectively.

** Excluding net unrealized gain/(loss) on available for sale securities of $567,810 and ($1,389,168) at December 31, 1995 and 1994, respectively, due to impact of  FAS 115.

*** Earnings per share have been restated to reflect a stock split effected in the form of a 33 1/3 stock dividend in 1995.




















                                12 of 23


The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resulting average yields; (2) the total dollar amount of interest expense on interest bearing liabilities and the resulting average cost; (3) net interest income; (4) interest rate spread; and (5) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of the table and the following discussion, (1) income from interest earning assets and net interest income are not presented on a tax equivalent basis primarily by adjusting income and yields earned on tax exempt interest received on loans and certain investments to make them equivalent to income and yields earned on fully taxable investments - assuming federal income tax rates of 34% in 1995, 1994 and 1993, respectively, and (2) non-accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

            Average Balances/Interest Earned - Paid/Rates 1995, 1994 and 1993
                                   (In Thousands)

                    1995                  1994                   1993
           Balance   Int     Rate  Balance Int     Rate  Balance  Int   Rate
                  Earned/Paid          Earned/Paid            Earned/Paid
Assets
Interest Earning Assets:
 Securities Available
  for Sale $65,896 $ 4,231  6.42  $ 70,584 $ 4,447 6.30 $ 55,575 $4,199 7.56
 State and
  Municipal  5,926     419  7.07     7,155     520 7.27    9,050    607 6.71
 Federal Funds
  Sold       7,409     424  5.72     5,490     209 3.81    5,358    263 4.91
 Loans(Net) 88,588   8,781  9.91    82,570   7,501 9.08   91,710  7,324 7.99
Total Interest Earning
 Assets    167,819 $13,855  8.26   165,799 $12,677 7.65 $161,693 $12,393 7.66
Other non-earning
 assets     14,685                  15,503                12,213
          $182,504                $181,302              $173,906
Interest Bearing Liabilities:
 Savings
 Deposits $ 65,690 $ 1,302  1.98  $ 66,290 $ 1,341 2.02 $ 64,915 $ 1,631 2.51
 Time Dep   59,544   3,198  5.37    54,668   2,279 4.17   54,668   2,451 4.48
 Money Market
  Accounts  15,142     552  3.65    21,275     567 2.67   22,649     645 2.84
Total Interest Bearing
 Deposits  140,376 $ 5,052  3.60   142,233 $ 4,187 2.94  142,232 $ 4,727 3.33
Other non-interest bearing liabilities &
 shareholders'
 equity     42,128                  39,069                31,674
          $182,504                $181,302              $173,906
Interest Spread      8,803  4.66             8,907 4.71            8,062 4.40

Interest Revenue/Earning
 Assets    167,819  13,855  8.26   165,799  12,677 7.65  161,693  12,393 7.66

Interest Expense/Earning
 Assets    167,819   5,052  3.01   165,799   4,187 2.53  161,693   4,727 2.92

Net Yield on Earning Assets 5.25                   5.12                  4.74















                                          13 of 23




                              Volume and Rate Analysis of Net Interest Income
                                     Taxable Equivalent in Thousands

                                   Year Ended December 31, 1995 vs 1994
                                             Increase(Decrease)
                                Due to Change In
                                 Volume    Rate       Rate/Volume*    Total
Interest Earning Assets:
 Assets Available for Sale       (296)      84             (4)        (216)
 State and Political Obligation  (135)    (282)            48         (369)
 Federal Funds Sold                73      105             37          215
 Loans, Net                       553      533             45        1,131
 Total Interest Earning
          Assets                  195      440            126          761
Interest Bearing Liabilities:
 Savings Deposits                 (14)     (28)             3          (39)
 Time Deposit                     204      657             58          919
 Money Market Accounts           (163)     209            (61)         (15)
 Total Interest Bearing
          Deposits                 27      838              0          865
 Increase (Decrease)              168     (398)           126         (104)

                             Volume and Rate Analysis of Net Interest Income
                                    Taxable Equivalent in Thousands

                                  Year Ended December 31, 1994 vs 1993
                                         Increase (Decrease)
                                          Due to Change In

                               Volume      Rate      Rate/Volume*     Total
Interest Earning Assets:
 Assets Held for Sale           1,137      (698)        (191)          248
 State and Municipal             (190)       90          (18)         (118)
 Federal Funds Sold                 7       (59)          (2)          (54)
 Loans, Net                      (741)    1,071         (101)          229
 Total Interest Earning
          Assets                  213       404         (312)          305
Interest Bearing Liabilities:
 Savings Deposits                  33      (320)          (3)         (290)
 Time Deposits                     (2)     (171)           1          (172)
 Money Market Accounts             37       (40)         (75)          (78)
 Total Interest Bearing
          Deposits                 68      (531)         (77)         (540)
Increase (Decrease)               145       935         (235)          845

             The above table reconciles changes in interest and dividend income on a tax equivalent basis and interest expense of the Company for the period indicated due to changes in average balances, rates or a combination of both.
             *Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.


















                                14 of 23



                              BANK'S PROPERTIES
ITEM 2:  PROPERTIES
The Bank's principal office is located at 66 Main Street in Ellsworth, Maine. The main office building consists of three floors, all of which are utilized by the Bank for banking facilities and administrative offices.
The principal office includes a separate drive-up facility and parking lot. In August, 1981, plans were finalized for the construction of an 8,000 square foot addition to our existing building. Completed in November of 1982, it provided new and enlarged customer service/teller area with street level access. During 1982 and 1983, the existing building also received extensive renovation and remodeling, tying it in to the new addition. The project was completed in July of 1983. In April, 1985, the Bank opened the first automated drive-up in Downeast Maine. The automated teller machine is adjacent to its drive-up facility located at 66 Main Street, in Ellsworth, Maine. In October, 1985, our new branch in Somesville, Maine opened. The site is a high traffic area and holds excellent promise for attracting new accounts and servicing existing ones. In 1988, the Main Office began construction of an addition to its existing building that would house loan operations. In September, 1989, construction was completed on the addition. In May, 1992, the bank opened a trust office in Bangor (Penobscot County) to serve trust customers in that city and surrounding areas. In May 1995, the Bank elected not to renew its lease for its Bangor office. In addition, the Bank owns the following properties:

         (a) The Bank's Cherryfield office located on Church Street in Cherryfield, Maine. A major renovation was undertaken at Cherryfield in 1983, approximately doubling its size. These alterations were completed in January of 1984.

         (b) The Bank's Jonesport office located on Main Street in Jonesport, Maine.

         (c) The Bank's Blue Hill office located on Main Street in Blue Hill, Maine.During 1989, the branch was renovated to include an office for the Assistant Manager.

         (d) The Bank's Stonington office located on Atlantic Avenue in Stonington, Maine. The Stonington office was renovated and expanded in 1980.

         (e) The Bank's Milbridge office located on Main Street in Milbridge, Maine. In 1987, management decided to replace the Milbridge Branch with a larger up-to-date facility, located at the same site. The new branch is now completed and has been open for business since April 1988.

         (f) The Bank purchased in 1989 a parcel of land located on Route 3 in Ellsworth with the possible intention of constructing a new branch. There are no plans for construction at this time.

All of the Bank's offices include drive-up facilities.




























                                15 of 23


In addition to the above properties, which are owned by the bank, the Bank leases the following properties:

         (a) The bank leases its branch office at the Ellsworth Shopping Center, High Street Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in May of 1997.

         (b) The Bank leases its Machias office which is located on Dublin Street in Machias, Maine. The premises are owned by Hannaford Bros., Inc. of South Portland, Maine, and are leased to Gay's Super Markets, Inc., under a lease dated July 26, 1975. The Bank subleased the premises from Gay's Super Markets, Inc., under a sublease which expires in April of 1996. The bank has the right to extend the sublease for three additional five year terms.

         (c) The Bank leases its Somesville Branch Office which is located on Route 102 in Somesville, Maine. The land and premises are owned by A.C. Fernald Sons, Inc., Mount Desert, Maine. The current lease expires on March 24, 2005, with an option to renew for an additional 20 years.

         (d) The Bank leases it Castine branch office located on Main Street from Michael Tonry, Castine, Maine. The current lease expires on February 1, 1999 with the right to extend the lease for an additional 4 year term.

         All premises are considered to be in good condition and currently adequate for the purposes for which they are utilized.

ITEM 3:  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.




































                                16 of 23


                                   PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS

A.  MARKET INFORMATION

The common stock, $25 par value of the Company, is not listed on any exchange nor actively traded. Since the Company is not aware of the price of all trades, the price is established by determining what a willing buyer will pay a willing seller. The stock prices shown below are based upon trades that the Bank has knowledge of from Paine Webber and represent a range of the high and low bids for each quarter ended in 1994 and 1995.

                1st           2nd             3rd             4th
              Quarter       Quarter         Quarter          Quarter
1994     $155.00/160.00  $160.00/160.00   $160.00/160.00  $160.00/160.00
1995     $160.00/175.00  $125.00/169.26   $150.00/167.00  $167.00/170.00

B.  HOLDER

As of March 1, 1996 there were approximately 677 stockholders of record.

C.  DIVIDENDS
       1.  History
The following table shows the cash dividends declared by Union Bankshares Company on its common stock, $25 par value:

                             1995        *1994
First Quarter               $1.00        $ .75
Second Quarter               1.00          .75
Third Quarter                1.00          .75
Fourth Quarter               1.00          .75
Total                       $4.00        $3.00
Cash dividends declared
  per common share          $4.00        $3.00

*Dividends per share have been restated to reflect a stock split effected in the form of a 33 1/3 percent stock dividend in 1995.































                                17 of 23


 Item 6: Selected FINANCIAL DATA
           (in thousands)

Set forth below is a Consolidated Summary of Operations for the Company for each of the last five years.

                                 1995     1994     1993     1992    1991
INTEREST AND DIVIDEND INCOME

Interest and Fees on Loans     $ 8,781  $ 7,501  $ 7,324  $ 8,824  $ 9,984
Interest on Federal Funds Sold     424      209      263      176      377
Interest on Available for Sale
  Securities                     4,230    4,447        0        0        0
Interest on Held for Sale
  Securities                         0        0    4,199    4,025    3,643
Interest on Held to Maturity
 Securities                        420      520      607      674      899
    Total Interest Earned      $13,855  $12,677  $12,393  $13,699  $14,903

INTEREST EXPENSE

Interest on Deposits             4,767    4,084    4,556    5,876    7,658
Interest on C/D's $100,000
 and Over                          274      101      169      273      511
Interest on Short-term Borrowings   11        2        1        1        1
    Total Interest Expense       5,052    4,187    4,726    6,150    8,170

NET INTEREST INCOME              8,803    8,490    7,667    7,549    6,733
 Provision for loan losses          30        0       30    1,075      900

Net Interest Income after
 Loan Provision                  8,773    8,490    7,637    6,474    5,833

NONINTEREST INCOME

Net Securities Gains                 3       98      267    1,098      330
Trust Department                   444      400      413      381      331
Service Charges on Deposit
 Accounts                          310      311      324      331      276
Other Income                     1,232    1,271    1,255    1,189      964
    Total Noninterest Income     1,989    2,080    2,259    2,999    1,901
Income Before Non-Interest
 Expenses                       10,762   10,570    9,896    9,473    7,734

NONINTEREST EXPENSE

Salaries and Employee Benefits   4,019    3,967    3,497    3,239    2,947
Net Occupancy Expense              777      767      780      712      673
Equipment Expense                  201      180      173      190      165

                                18 of 23


FDIC Insurance                     185      345      349      387      360
Other Expenses                   2,277    2,161    2,235    2,430    1,952
   Total Noninterest Expense     7,459    7,420    7,034    6,958    6,097

INCOME BEFORE TAXES              3,303    3,150    2,862    2,515    1,637

Income Taxes                       885      796      797      595      337

Income Before Cumulative Effect  2,418    2,354    2,065    1,920    1,300
 of Change in Accounting Principle

Cumulative Effect of Change          0        0       68        0        0
 in Accounting for Income Taxes

NET INCOME                      $2,418   $2,354   $2,133   $1,920   $1,300

Net Income Per Common Share     $12.78   $11.65   $10.55   $10.15   $ 6.87

Cash Dividends Declared
 Per Common Share               $ 4.00   $ 3.00   $ 3.00   $ 2.41   $ 2.41


The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 1995, 1994, 1993, 1992, and 1991, and with Management's discussion and analysis of financial condition.



































                                19 of 23


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         (a) The financial statements required are contained in the Company's 1995 Annual Report and are incorporated herein by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

In May, 1995, the Audit Committee of the Company voted to engage Berry,
Dunn, McNeil & Parker as independent auditors of the Company. The Company's former auditors, Baker, Newman & Noyes (which was the successor firm as of 1/2/95 to the Portland, Maine office of KPMG Peat Marwick) was dismissed on the same date. Each of the auditors' report on the financial statements for the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two most recent fiscal years preceeding the change in accountants, there were no disagreements of any type with the Company's former auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. During the Company's two fiscal years preceeding the change in accountants, no reportable event which would require disclosure under federal securities laws, occured.

                                  PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item (and Items 11, 12, and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated March 28, 1996 for its regular annual meeting of stockholders to be held April 18, 1996, where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF AND ELECTION OF DIRECTORS."

ITEM 11:  EXECUTIVE COMPENSATION

See Item 10.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 10.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10.






























                                20 of 23


                                   PART IV
ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         (a)  Financial Statements and Exhibits
                     (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to stockholders for its fiscal year ended December 31, 1995 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

                                                           Exhibit 13
                                                           Page Number
Consolidated Balance Sheets
    December 31, 1995 and 1994                               16 - 17
Consolidated Statements of Income
    For the years ended December 31, 1995, 1994, 1993        18 - 19
Consolidated Statements of Changes in Stockholders' Equity
    For the years ended December 31, 1995, 1994, 1993           20
Consolidated Statements of Cash Flow
    For the years ended December 31, 1995, 1994, 1993        21 - 23
Notes to Consolidated Financial Statements                   24 - 44
Independent Auditors Opinion                                    45

Supplementary schedules are omitted as they are not required or included in the Annual Report to shareholders.

                     (2)    Exhibits required by Item 601 - see Item 14(c)

         (b)  Reports on Form 8-K

During the registrant's fiscal quarter ended December 31, 1995, the registrant was not required to and did not file any Reports on Form 8-K.

(c)  Exhibits
                   Exhibit#          Description

                   *  3              Articles of Incorporation and By-laws
                                     of Union Bankshares Company
                   * 10.1            Employee benefit plan for the employees
                                     of Union Trust Company

                                     Pension Plan for the employees of Union
                                     Trust Company

                                     401(k) Profit Sharing Plan for the
                                     employees of Union Trust Company

                                     Stock Purchase Plan for the employees
                                     of Union Trust Company

























                                21 of 23


                   11 Computation of earnings per share, is incorporated herein by reference to
                                     Note 1 to the Consolidated Financial
                                     Statements on page 16 of the 1995
                                     Annual Report to Stockholders attached
                                     hereto as Exhibit 13.

                   12 Statement for computation of ratios is incorporated herein by reference to "Part I, Item 1-Five Year Summary."

                   13 The registrant's Annual Report to Stockholders for its fiscal year ended December 31, 1995. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10-K annual report, is furnished for the information of the Commission only and is not to be "filed" as part of the report.

                   16 A letter from the registrant's former independent accountant regarding its concurrence with the statements made by the registrant in the current report concerning the dismissal of the registrant's principal accountant.

                   *21 Subsidiary information is incorporated herein by reference to "Part I, Item 1-Business".

                   99.1              Report of Berry, Dunn, McNeil & Parker.

                   99.2              Report of Baker, Newman and Noyes

                   99.3              Report of KPMG Peat Marwick

*Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 15, 1984, Registration No. 2-90679.






































                                22 of 23


                                 SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BANKSHARES COMPANY                  UNION BANKSHARES COMPANY

By: Robert S. Boit, President             Peter A. Blyberg
and Chief Executive Officer               Executive Vice President and
                                          Treasurer
Date:  March 27, 1996
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

 Arthur J Billings, Director

 Peter A Blyberg, Director

 Robert S Boit, Director

 Richard C Carver, Director

 Peter A Clapp, Director

 Sandra H Collier, Director

 Robert B Fernald, Director

 Douglas A Gott, Director

 David E Honey, Director

 Delmont N Merrill, Director

 Thomas R Perkins, Director

 Casper G Sargent, Director

 John V Sawyer, II, Director

 Stephen C Shea, Director

 Richard W Teele, Director

 Paul L Tracy, Director

 Richard W Whitney, Director






























































                                24 of 23