Form 10-Q
period 1996-03-31
UNION BANKSHARES CO/ME
filed 1996-05-02
CIK 745083

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934






For the Quarter ended March 31, 1996.     Commission File Number 2-90679


                            UNION BANKSHARES COMPANY
             (Exact name of registrant as specified in its charter)

              MAINE                          01-0395131
(State or other jurisdiction          (I.R.S.Employer Identification No.)
of incorporation of organization).

66 Main Street, Ellsworth, Maine                     04605
(Address of Principal Executive Offices)           (Zip Code)


Registrant's telephone number, including area code:      (207) 667-2504

     Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   XXX      NO

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

             Class                   Outstanding at March 31,1996
(Common stock, $25.00 Par value)              201,911

                             Page 1 of 17



                          UNION BANKSHARES COMPANY

                            INDEX TO FORM 10-Q

PART I         Financial Information                          Page No.

     Item 1:        Financial Statements

          Condensed consolidated balance sheets-
          March 31, 1996, March 31, 1995, December 31, 1995       3

          Condensed consolidated statements of income-
          three months ended March 31, 1996
          and March 31, 1995                                      4

          Condensed consolidated statements of cash flows-
          three months ended March 31, 1996
          and March 31, 1995                                      5

     Item 2:        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations          6-16

PART II        Other Information

     Item 1:        Legal Proceedings                             16

     Item 2:        Changes in Securities                         16

     Item 3:        Defaults Upon Senior Securities               16

     Item 4:        Submission of Matters to
                    a Vote of Security Holders                    16

     Item 5:        Other Information                             16

     Item 6:        Exhibits and Reports on Form 8-K              16











                   3 of 17






                        UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEET

                              March 31       March 31       December 31
                                 1996           1995              1995
                              (Unaudited)    (Unaudited)      (Audited) *
   ASSETS

Cash and due from banks          $  5,125,853    $  5,211,363   $  7,343,489
Assets held for sale               83,522,985      69,543,637     73,686,067
  (MARKET VALUE AT 3/31/96)
Investments securities:
  Obligations of states and
  political subdivisions            4,113,413       6,146,629      4,119,546

Federal Funds Sold                    137,691          95,590      6,322,771
Loans (net of unearned discount)   94,253,799      87,638,871     93,039,263
Less: Allowance for loan losses     1,966,490       1,911,609      1,878,169
Net Loans                        $ 92,287,309    $ 85,727,262   $ 91,161,094

Premises, furniture & Equip Net     3,110,389       3,042,766      3,153,850
Other Assets                        5,948,192       5,933,502      5,566,349
Total Assets                     $194,245,832    $175,700,749   $191,353,166

LIABILITIES & STOCKHOLDERS
  INVESTMENTS

Deposits:
 Demand                          $ 16,141,029    $ 16,936,348   $ 19,327,213
 Savings                           77,676,080      77,829,274     81,040,686
 Time                              65,841,515      55,174,978     64,989,970
Total Deposits                    159,658,624     149,940,600    165,357,869
Borrowed Funds                      9,465,000       3,050,000        110,000
Accrued Expenses & Other
 Liabilities                        3,237,178       2,271,067      3,090,803
Total Liabilities                $172,360,802    $155,261,667   $168,558,672

STOCKHOLDERS INVESTMENT

Common Stock                        5,062,875       3,801,200      5,062,875
Surplus                             3,948,797       3,948,797      3,948,485
Retained Earnings                  13,129,952      13,307,085     13,285,337
Net Unrealized Gain/(Loss) on
 Securities Available for Sale       (202,391)       (537,592)       567,810
Less: Treasury Stock                   54,203          80,408         70,013
Total Stockholders Investment    $ 21,885,030    $ 20,439,082   $ 22,794,494
Total Liabilities &
 Stockholders Investment         $194,245,832    $175,700,749   $191,353,166

   *Condensed from audited financial statements
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.

                               UNION BANKSHARES COMPANY
                      Condensed Consolidated Statements of Income
                                      (UNAUDITED)
                                                 Three Months Ended-March 31,
                                                       1996         1995
INTEREST INCOME
  Interest and Fees on Loans                        $2,133,990   $1,967,586
  Interest and Fees on Municipal Loans and Bo          145,222      164,786
  Interest and Dividends on Securities               1,312,373    1,142,667
  Interest on Federal Funds Sold                        26,286       27,029
  Amortization & Accretion - Net                         5,908      (20,071)
    Total Interest Earned                            3,623,779    3,281,997

INTEREST EXPENSE
  Interest on Deposits                               1,349,453    1,135,338
  Interest on Funds Purchased/Borrowed                  34,435            0
    Total Interest Expense                           1,383,888    1,135,338

NET INTEREST INCOME                                  2,239,891    2,146,659
  Provision for loan losses                             30,000            0

NET INTEREST INCOME AFTER LOAN PROVISION             2,209,891    2,146,659

NONINTEREST INCOME
  Exchange, Commission & Fees                          179,860      158,921
  Trust Department                                     115,502      112,296
  Financial Service Fees                                17,904       17,944
  Other Income                                         161,393      140,491
  Net Securities Gains (Losses)                            (41)     (63,677)
    Total Noninterest Income                           474,618      365,975

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,138,787    1,141,568
  Building Maintenance & Operations                    131,466      212,398
  FDIC Insurance                                           500       91,491
  Other Expenses                                       729,914      569,071
     Total Noninterest Expense                       2,000,667    2,014,528

INCOME BEFORE TAXES                                    683,842      498,106
  Income Taxes                                         178,000      108,000

NET INCOME                                          $  505,842   $  390,106

Per Share Data:
  Net Income                                              2.51         1.93
  Dividends Declared                                      1.00         1.00

                        UNION BANKSHARES COMPANY AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                     for the Quarter Ended March 31, 1996 and 1995

                                                     1996           1995
Net Cash Flows Provided by Operating Activities:
  Net Income                                     $   505,842    $   390,106
   Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                    93,381         90,000
     Provision for loan losses                        30,000              0
     Net securities gains                                  0         63,677
     Net change in other assets                     (339,647)        49,188
     Net change in other liabilities                (146,375)      (104,288)
     Net amortization of premium on investments     (275,078)       (20,071)
     Net change in deferred loan origination fees    (13,537)       (17,699)
     Origination of loans held for sale           (3,046,595)    (1,643,260)
     Proceeds from loans held for sale             2,481,209      1,610,552
     Total adjustments                            (1,216,642)        28,099
Net cash provided by operating activities           (710,800)       418,205

Cash Flows From Investing Activities:

     Purchase of investments                     (22,948,788)    (3,004,032)
     Proceeds from sales of investments                    0      7,500,000
     Proceeds from maturities of investments      12,521,041      3,000,000
     Net change in loans to customers             (1,156,215)    (3,725,902)
     Capital expenditures                            (49,920)      (126,900)
Net cash used in investing activities            (11,633,882)     3,643,166

Cash Flows From Financing Activities:
     Net Increase in other Borrowed Funds          9,355,000      3,050,000
     Net increase(decrease) in deposits           (5,699,245)   (10,308,087)
     Transfer to Holding Company                     472,000              0
     Purchase of Treasury Stock                            0        (14,560)
     Proceeds from sale of Treasury Stock             15,810              0
     Proceeds from issuance Common Stock                 312              0
     Payment to eliminate fractional shares                0              0
     Dividends paid                                 (201,911)      (151,474)
Net cash provided by financing activities          3,941,966     (7,424,121)
Net increase (decrease) in cash and
   cash equivalents                               (8,402,716)    (3,362,750)
Cash and cash equivalents at beginning of year    13,666,260      8,669,703
Cash and cash equivalents at 3/31/96 & 3/31/95    $5,263,544     $5,306,953

         Supplemental Schedule of Non-Cash Investing and Financing Activities Net increase (decrease) as a result of adopting Statement of Financial Accounting Standards No. 115
     Available for sale securities                  (306,654)      (814,533)
     Deferred income liability                       104,263        276,941
     Net unrealized gain(losses) on available
       for sale securities                         $(202,391)     $(537,592)

                      Notes to Consolidated Financial Statements
                                       Unaudited

   (A)  Basis of Presentation

        The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the three-month period ended March 31, 1996 and 1995 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

        Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1995.

   (B)  Earnings Per Share

        Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. On April 12, 1995, the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995, and earnings per share have been restated for the periods to reflect the stock dividend.

   (C)  Off-Balance Sheet Items

        In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 1996 and March 31, 1995, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                              March 31
                                                           (000's omitted)
                                                         1996          1995
   1.  Unused Commitments:

      A.  Revolving , open-end lines secured by
          1-4 family residential properties,
          e.g., Home Equity lines                       5,666         8,266
      B.  Credit card lines                             5,840         4,503
      C.  Secured real estate loans                     3,233         1,446
      D.  Other                                        17,833        15,930

   2.  Financial Standby Letters of Credit:                42           127

   3.  Mortgages Transferred With Recourse:                 0             0

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










                                       7 of 17


   (H)  Recent Accounting Developments

        In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity being reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. The Company expects no material impact from adopting SFAS No. 121.

        In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (an amendment of FASB Statement No. 65). SFAS No. 122 applies to mortgage banking activities in which a mortgage loan is originated, or purchased, and then sold with the right to service the loan retained by the mortgage banking entity. The Statement amends SFAS No. 65, which provided only for the recognition of purchased mortgage servicing rights. Prior to SFAS No. 122, purchased mortgage servicing rights were capitalized only in circumstance where the right to service loans was acquired from another organization. SFAS No. 122 amends SFAS No. 65 by requiring the capitalization of mortgage servicing rights, whether they were acquired from another organization or originated internally. Additionally, SFAS No. 122 has provisions that require an impairment analysis of the servicing right regardless of whether the servicing right was originated or purchased. The Company has not determined the impact of adopting SFAS No. 122.

        In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation," effective for financial statements for the fiscal year beginning after December 15, 1995. SFAS No. 123 requires entities to disclose the fair value of their stock options, although they will not have to record the options at fair value in the financial statement. As of December 31, 1995, the Company did not offer stock-based compensation to its employees.


























                                       8 of 17

                    MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATION


   Earnings and Performance Overview

        Net Income increased $115,736 or 29.7% for the first three months of 1996 versus the same period in 1995.
        The following table summarizes the status of the bank's earnings per share:

                                                         March 31,

                                                   1996           1995
        Earnings Per Share                         2.51           1.93
        Return on Average Shareholders Equity      2.39A          1.93B
        Return on Average Assets                   0.27A          0.22B
        Return on Average Earning Assets           0.39A          0.24B

        A = annualized returns are: 9.56, 1.08%, and 1.56%, respectively. B = annualized returns are: 8.32, .88%, and .96%, respectively.

        On April 12, 1995, the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995 and earnings per share have been restated for the above periods to reflect the stock dividend.

        The healthy increase in net income for the first quarter 1996 versus the first quarter 1995, results primarily from an increase in net interest income, noninterest income and a decrease in noninterest expenses.

        Despite a declining interest rate environment in the first quarter of 1996, net interest income was up some $93,000 from the same period last year.

        The increase in noninterest income results primarily from improvements in loan department fees, trust income, customer account fees and security losses that occurred in 1995.

        Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses were down some $14,000 from the same period in 1995.

        Major initiatives are being made in 1996 on streamlining the Bank's work flows and redesigning processes and procedures with the goal of significantly improving efficiencies.

        A decrease in salaries and employee benefits, due to reduced staff levels and improved productivity, and the decrease in FDIC insurance premiums were major contributors for the decline in noninterest expense.

        The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area continues to be sluggish and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan, and remain within the risk parameters we have set for ourselves, with the goals of improved earnings and productivity.





                                       9 of 17


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

        Net interest income for the first quarter of 1996 was $2,239,891; up $93,232 or 4.34% over the same period in 1995.

        The following table illustrates the bank's net interest spread position:


                     Three Months Ended March 31,
                                          1996         1995

   Yield on Earning Assets               8.29%         8.39%

   Cost of All Funds                      3.02%        2.87%

   Net Interest Spread                    5.27%        5.52%

        The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.





























                                       10 of 17



   PROVISION FOR LOAN LOSSES

        The provision for loan losses increased $30,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to increased loan volume and the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 1996 included a loan-by-loan analysis of all larger commercial and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects current real estate values, as evidenced by appraisals and other available information.

        Although management utilized its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provisions for possible loan losses in the future as a result of a continued softening of the market for real estate in the Company's primary market areas, future increases in non-performing assets or otherwise which would adversely affect the Company's results of operations.

        The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:
                                                             (000's Omitted)
                                                            Three Months Ended
                                                                 March 31,
                                                            1996        1995
1.   Nonaccrual Loans                                        645         157
2.   Loans past due 90 days & accruing                         6          62
3.   Restructured loans                                        0           0
4.   Other real estate owned (including
     insubstance foreclosure)                              1,206         905
5.   Total nonperforming assets                            1,857       1,124
6.   Ratio of total nonperforming loans to capital and the
        allowance for loan losses (Texas ratio)             7.79        5.03
7.   Ratio of net (recoveries) chargeoffs to loans       (.00062)     .00002
8.   Ratio of allowance for loan losses to loans            2.09        2.18
9.   Coverage ratio(allowance for loan losses divided
        by nonperforming assets)                          105.87      170.07
10.  Ratio of nonperforming assets to total assets           .96         .64
11.  Ratio of nonperforming loans to total loans             .71         .26

        While not attempting to sound self-serving the directors, officers and employees of the Bank are proud of the above data and their efforts in serving its community while simultaneously working hand-in-hand with state and federal regulators in structuring its financial position during these times. Most assuredly all parties concerned benefit from just such cooperative effort.








                                   11 of 17

   NONINTEREST INCOME

        The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services. Securities gains and losses are another major component of this category.

        Noninterest income, excluding security losses, increased $45,007 or 10.5%, during the first quarter of 1996 versus 1995.

        The increase is primarily due to an increase of loan department income of $24,452 or 42.4%, and service fees of some $21,000 or 13.2%, due to increased loan volumes and fee income.

        Net security losses amounted to $41 and $63,677 for the three months ended March 31, 1996 and 1995, respectively.

   NONINTEREST EXPENSES

        Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

        A generally flat economy in Maine and particularly in Downeast Maine has compelled or should compel banking institutions of our size to manage their institutions prudently and conservatively. This we are committed to do. Accordingly, a concerted effort in reducing noninterest expenses has been a major undertaking in fiscal 1996.

        Noninterest expenses decreased $13,861 or .7% for the first quarter of 1996 versus the first quarter of 1995. A decrease in salaries and benefits, due to reduced staff levels and improved productivity, and the decrease in FDIC insurance premiums were major contributors for the decline.

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

        The status of the Bank's income tax expense is as follows:

                                        Tax Expense          Effective Rate
                                      1996        1995       1996      1995
   Three Months ended March 31,     $178,000    $108,000     26.0      21.7



                                       12 of 17


   INTEREST RATE GAP ANALYSIS

        Attention should be directed to the interest rate gap analysis as of December 31, 1995 as provided on page 12 in the Bank's 1995 Annual Report. Data as of March 31, 1996 is essentially identical to that reported in the Form 10K.


   SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

        Shareholders' Equity was as follows for the following periods:

                                 SHAREHOLDER'S EQUITY

                                          Amount            Book Value
                                                             Per Share

        March 31, 1996                  $21,885,030          $108.39
        March 31, 1995                  $20,439,082          $101.23
        December 31, 1995               $19,181,381          $ 95.00

        During 1989, the Federal Reserve Board issued final guidelines for a risk- based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 1996 the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at March 31, 1996 exceeded the minimums established by the Federal Reserve Board as follows:

                                        March 31, 1996  Minimum Regulatory
                                                               Requirements

        Tier 1 Capital Ratio                    20.7             4.0%
        Total Capital Ratio                     11.3             8.0%
        Leverage Ratio                          11.4

   DIVIDENDS

        The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

        Cash dividends per share declared on common stock were $1.00 for the first quarter of 1996 and 1995.
















                                       13 of 17

   STOCK DIVIDENDS

        On April 12, 1995, the Company declared a 33 1/3 percent stock dividend to be payable on May 15, 1995. Accordingly, book value per share and cash dividends per share have been retroactively restated for the first quarter of 1995 to reflect the stock dividend.

   LIQUIDITY MANAGEMENT

        Liquidity management is the process by which the Bank structures its cash flow to meet requirements of its customers as well as day-to-day operating expenses.

        Liquidity is provided from both assets and liabilities. The asset side of the balance sheet provides liquidity through the regular maturities on our securities portfolio, as well as the interest received on these assets. In addition, U.S. Government securities may be readily converted to cash by sale in the open market. On the liability side, liquidity comes from deposit growth and the Bank's accessibility to other sources of borrowed funds. In this respect, liquidity is enhanced by a significant amount of core demand and savings deposits from a broad customer base.

        As a part of the Bank's asset and liability management and liquidity needs, management actively evaluates its funding resource and strategies to reduce and manage the vulnerability of its operation to changes in interest rates.

        When a Company's ability to reprice interest-bearing liabilities exceeds its ability to reprice interest-earning assets within shorter time periods, material and prolonged increases in interest rates generally adversely affect net interest income, while material and prolonged decreases in interest rates generally have the opposite effect.

        A principal objective of the Company is to reduce and manage the vulnerability of its operations to changes in interest rates by managing the ratio of interest-rate sensitive assets to interest-rate sensitive liabilities within specified maturities or repricing dates.

        Union Trust Company is asset-sensitive as a result of its variable-rate loan portfolio and its short-term investment portfolio. Bank earnings may be negatively affected, should interest rates fall.

        As of March 31, 1996, the Bank's ratio of rate-sensitive assets to rate-sensitive liabilities at the one-year horizon was 80%, its one-year GAP (measurement of interest sensitivity of interest-earning assets and interest-bearing liabilities at a point in time) was -12%, and $97,160,000 in assets and $73,226,000 in liabilities will be repriceable in one year.

        In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

        The status of the Bank's sources of cash to fund its operation are as follows:

                                                          March 31,
                                                     1996             1995
        Net cash from operations                $   (710,800)     $   418,205
        Net cash from investing activities      $(11,633,882)     $ 3,643,166
        Net cash from financing activities      $  3,941,966      $(7,424,121)
        Net increase                            $ (8,402,716)     $(3,362,750)





                                     14 of 17


   BALANCE SHEET ANALYSIS

        The Bank experienced a healthy increase in loan demand during the first three months of 1996; the quality and strength of the balance sheet remains strong.

        The following financial statistics give a general overview and profile of the Company:

                                    As of March 31,               Increase
                                1996              1995           (Decrease)

   Total Assets             $194,245,832      $175,700,749       $18,545,083
   Total Earnings Assets    $180,061,398      $161,513,118       $18,548,280
   Loans                    $ 94,253,799      $ 87,638,871       $ 6,614,928
   Securities               $ 83,897,365      $ 74,530,287       $ 9,367,078
   Deposits                 $159,658,624      $149,940,600       $ 9,718,024
   Capital                  $ 21,885,030      $ 20,439,082       $ 1,445,948


            SECURITIES PORTFOLIO

        The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $9,367,078 or 12.6% as of March 31, 1996 as compared to a 43.1% decrease at March 31, 1995. The Bank implemented a prefunding strategy for its security portfolio during the first quarter of 1996 as evidenced by security and borrowings balances.

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

   LOANS

        Loan demand was strong during the first quarter of 1996 and thus the Bank experienced an increase of $6,614,928 or 7.6% at March 31, 1996 versus March 31, 1995.

        It should be pointed out that the Bank has sold and serviced $41,210,491 of real estate loans and $2,647,645 of commercial mortgages and has over $1,792,833 of loans held for sale at March 31, 1996.

        The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 1996.

        The Bank's loan-to-deposit ratio was 59.0% and the allowance for loan losses 2.1% of total loans at March 31, 1996.

        Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

        In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

                                     15 of 17

   DEPOSITS

        Total deposits increased $9,718,024 or 6.5% over the comparable period in 1995, primarily due to competitive interest rates on products offered and as a result of a calling program instituted in 1995. The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our asset and liabilities to maintain stable net interest margins.

        The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

        The Bank is not reliant on volatile liabilities as evidenced by such comprising only 2.63% of its deposit base.


                                        PART II

   Item 1:  N/A

   Item 2:  N/A

   Item 3:  N/A

   Item 4:  N/A

   Item 5:  N/A

   Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               A.  Non-Applicable.

               B.  Reports on Form 8-K.

               During the Registrant's fiscal Quarter Ended March 31, 1996, the Registrant was not required to and did not file any reports on Form 8-K.

















                                       16 of 17


                                      SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNION BANKSHARES COMPANY



                                   Peter A. Blyberg, President




    May 3, 1996




                                  Sally J. Hutchins, Vice President/Treasurer





































                                       22 of 17