Form 10-Q
period 1996-06-30
UNION BANKSHARES CO/ME
filed 1996-08-13
CIK 745083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
( x )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1996

                                OR
(  )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to___________

 Commission File Number 2-90679


                     UNION BANKSHARES COMPANY
      (Exact name of registrant as specified in its charter)

              MAINE                           01-0395131
(State or other jurisdiction (I.R.S. Employer Identification No.) of incorporation of organization).

               66 Main Street, Ellsworth, Maine
             (Address of Principal Executive Offices)
                            (Zip Code)
                               04605

        Registrant's telephone number, including area code
                          (207) 667-2504

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   XXX   NO

      Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

           Class                    Outstanding at June 30, 1996
(Common stock, $25.00 Par value)             201,911











                             1 of 18


                     UNION BANKSHARES COMPANY

                        INDEX TO FORM 10-Q

PART I            Financial Information          Page No.

      Item 1:           Financial Statements

            Condensed consolidated balance sheets-
            June 30, 1996,  June 30, 1995,
            December 31, 1995                         3

            Condensed consolidated statements of income-
            six months ended June 30, 1996 and June 30,
            1995, three months ended June 30, 1996
            and June 30, 1995                        4-5


            Condensed consolidated statements of cash flows-
            six months ended June 30, 1996 and
            June 30,  1995                            6

      Item 2:     Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                         7-16

PART II           Other Information

      Item 1:     Legal Proceedings                   17

      Item 2:     Changes in Securities               17

      Item 3:     Defaults Upon Senior Securities     17

      Item 4:     Submission of Matters to a Vote of
                  Security Holders                    17

      Item 5:     Other Information                   17

      Item 6:     Exhibits and Reports on Form 8-K    17



















                             2 of 18

                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                               June 30           June 30        December 31
                                1996              1995              1995
                             (Unaudited)       (Unaudited)       (Audited) *
ASSETS

 Cash and due from banks    $  5,738,970      $  6,311,294     $  7,343,489
 Assets held for sale         80,341,017        62,225,547       73,686,067
  (MARKET VALUE AT 6/30/96)
 Investments securities:
  Obligations of states and
  political subdivisions       3,587,233         5,545,548        4,119,546

 Federal Funds Sold              139,511         3,297,037        6,322,771
 Loans (net of unearned
  discount)                   95,482,068        91,695,382       93,039,263
 Less: Allowance for loan
  losses                       1,936,237         1,799,336        1,878,169
 Net Loans                  $ 93,545,831      $ 89,896,046     $ 91,161,094

 Premises, Furniture &
  Equip Net                    3,070,521         3,084,688        3,153,850
 Other Assets                  6,820,668         5,693,787        5,566,349
 Total Assets               $193,243,751      $176,053,947     $191,353,166

LIABILITIES & STOCKHOLDERS
  INVESTMENTS

 Deposits:
  Demand                    $ 16,441,370      $ 16,760,601     $ 19,327,213
  Savings                     78,882,996        75,950,389       81,040,686
  Time                        65,938,941        58,953,078       64,989,970
 Total Deposits              161,263,307       151,664,068      165,357,869
 Borrowed Funds                7,496,000                 0          110,000
 Accrued Expenses & Other
  Liabilities                  3,096,008         2,843,392        3,090,803
 Total Liabilities          $171,855,315      $154,507,460     $168,558,672

 STOCKHOLDERS INVESTMENT

 Common Stock                  5,062,875         5,062,875        5,062,875
 Surplus                       3,948,797         3,948,797        3,948,485
 Retained Earnings            13,452,362        12,227,092       13,285,337
 Net Unrealized Gain/(Loss)
  on Securities Available
  for Sale                    (1,021,395)          388,131          567,810
 Less: Treasury Stock             54,203            80,408           70,013
 Total Stockholders Invest  $ 21,388,436      $ 21,546,487     $ 22,794,494
 Total Liabilities &
  Stockholders Investment   $193,243,751      $176,053,947     $191,353,166
  *Condensed from audited financial statements
 The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.







                                               3 of 18

                           UNION BANKSHARES COMPANY
                    Condensed Consolidated Statements of Income
                                  (UNAUDITED)
                                                   Six Months Ended-June 30,
                                                       1996          1995
 INTEREST INCOME
  Interest and Fees on Loans                       $4,318,858     $4,151,376
  Interest and Fees on Municipal Loans and Bonds      286,675        346,496
  Interest and Dividends on Securities              2,663,553      2,201,208
  Interest on Federal Funds                            29,862         70,714
  Amortization & Accretion - Net                        3,782        (40,410)
      Total Interest Earned                         7,302,730      6,729,384

 INTEREST EXPENSE
  Interest on Deposits                              2,674,257      2,346,655
  Interest on Funds Purchased/Borrowed                143,156          9,947
      Total Interest Expense                        2,817,413      2,356,602

 NET INTEREST INCOME                                4,485,317      4,372,782
  Provision for loan losses                            60,000              0

 NET INTEREST INCOME AFTER LOAN PROVISION           4,425,317      4,372,782

 NONINTEREST INCOME
  Exchange, Commission & Fees                         371,118        326,963
  Trust Department                                    234,401        221,035
  Financial Service Fees                               33,383         33,450
  Other Income                                        344,861        285,430
  Net Securities Gains (Losses)                         3,737          1,045
      Total Noninterest Income                        987,500        867,923

 NONINTEREST EXPENSE
  Salaries and Employee Benefits                    2,098,805      2,099,945
  Building Maintenance & Operations                   255,278        267,461
  FDIC Insurance                                        1,000        181,491
  Other Expenses                                    1,636,752      1,404,871
      Total Noninterest Expense                     3,991,835      3,953,768

 INCOME BEFORE TAXES                                1,420,982      1,286,937
  Income Taxes                                        397,000        335,000

 NET INCOME                                        $1,023,982     $  951,937

  Per Share Data:
     Net Income                                    $     5.07     $     4.71
     Dividends Declared                                  1.00           1.00














                                               4 of 18


                              UNION BANKSHARES COMPANY
                       Condensed Consolidated Statements of Income
                                     (UNAUDITED)

                                                 Three Months Ended-June 30,
                                                     1996            1995
 INTEREST INCOME
  Interest and Fees on Loans                      $2,184,868      $2,183,790
  Interest and Fees on Municipal Loans and Bonds     141,453         181,710
  Interest and Dividends on Securities             1,351,180       1,058,541
  Interest on Federal Funds Sold                       3,576          43,685
  Amortization & Accretion - Net                      (2,126)        (20,339)
     Total Interest Earned                         3,678,951       3,447,387

 INTEREST EXPENSE
  Interest on Deposits                             1,324,804       1,211,317
  Interest on Funds Purchased/Borrowed               108,721           9,947
     Total Interest Expense                        1,433,525       1,221,264

 NET INTEREST INCOME                               2,245,426       2,226,123
  Provision for loan losses                           30,000               0

 NET INTEREST INCOME AFTER LOAN PROVISION          2,215,426       2,226,123

 NONINTEREST INCOME
  Exchange, Commission & Fees                        191,258         168,042
  Trust Department                                   118,899         108,739
  Financial Service Fees                              15,479          15,506
  Other Income                                       183,468         144,939
  Net Securities Gains (Losses)                        3,778          64,722
     Total Noninterest Income                        512,882         501,948

 NONINTEREST EXPENSE
  Salaries and Employee Benefits                     960,018         958,377
  Building Maintenance & Operations                  123,812          55,063
  FDIC Insurance                                         500          90,000
  Other Expenses                                     906,838         835,800
     Total Noninterest Expense                     1,991,168       1,939,240

 INCOME BEFORE TAXES                                 737,140         788,831
  Income Taxes                                       219,000         227,000

 NET INCOME                                       $  518,140      $  561,831

  Per Share Data:
    Net Income                                    $     2.57      $     2.78
    Dividends Declared                                  1.00            1.00







                                               5 of 18




                       UNION BANKSHARES COMPANY AND SUBSIDIARY
                        Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30, 1996 and 1995

                                                     1996           1995
 Net Cash Flows Provided by Operating Activities:
  Net Income                                      $1,023,982     $  951,937
   Adjustments to reconcile net income
   to net cash provided by operating activities:
      Depreciation and amortization                  189,094        180,000
      Provision for loan losses                       60,000              0
      Net securities gains                                 0         (1,045)
      Net change in other assets                  (1,349,079)       288,903
      Net change in other liabilities                 (5,205)      (676,613)
      Net amortization of premium on investments      (3,782)      (271,912)
      Net change in deferred loan origination fees    37,200         25,470
      Origination of loans held for sale          (6,072,372)    (3,045,352)
      Proceeds from loans held for sale            5,420,303      3,083,034
      Total adjustments                           (1,723,841)      (417,515)
  Net cash provided by operating activities         (699,859)       534,422

 Cash Flows From Investing Activities:
      Purchase of investments                    (25,006,914)    (8,965,601)
      Proceeds from sales of investments                   0     15,383,492
      Proceeds from maturities of investment      17,130,958      8,215,749
      Net change in loans to customers            (2,481,937)    (7,894,713)
      Capital expenditures                          (105,765)      (258,802)
  Net cash used in investing activities          (10,463,658)     6,480,125

 Cash Flows From Financing Activities:
  Net increase(decrease) in other Borrowed Funds   7,386,000              0
  Net increase(decrease) in deposits              (4,094,562)    (5,741,227)
  Transfer to Holding Company                        472,000              0
  Purchase of Treasury Stock                               0        (14,560)
  Proceeds from sale of Treasury Stock                15,810              0
  Proceeds from issuance Common Stock                    312              0
  Payment to eliminate fractional shares                   0         29,868
  Dividends paid                                    (403,822)      (350,000)
  Net cash provided by financing activities        3,375,738     (6,075,918)
 Net increase (decrease) in cash
   and cash equivalents                           (7,787,779)       938,628
 Cash and cash equivalents at beginning of year   13,666,260      8,669,703
 Cash and cash equivalents at 6/30/96 & 6/30/95  $ 5,878,481    $ 9,608,331



                                               6 of 18

        Supplemental Schedule of Non-Cash Investing and Financing Activities

Net increase (decrease) as a result of adopting        1996           1995
 Statement of Financial Accounting Standards No. 115
   Available for sale securities                   (1,547,568)      588,077
   Deferred income (expense) liability                526,173      (199,946)
   Net unrealized gain(loss) on available
      for sale securities                         $(1,021,395)    $ 388,131





                                               7 of 18


            Notes to Consolidated Financial Statements
                             Unaudited

(A)  Basis of Presentation

      The accompanying consolidated financial statements of Union
Bankshares Company and its subsidiary (Union Trust Company) for the six-month period ended June 30, 1996 and 1995 are unaudited.
However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(C)  Off-Balance Sheet Items

      In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 1996, and June 30, 1995, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                      June 30

                                                   (000's omitted)

                                                 1996           1995
1.  Unused Commitments:

  A.  Revolving , open-end lines secured by
      1-4 family residential properties,
      e.g., Home Equity lines                    5,543           6,760
  B.  Credit card lines                          5,779           4,609


                             8 of 18

  C.  Secured real estate loans                  3,342           2,117
  D.  Other                                     13,125          14,758

2.  Financial Standby Letters of Credit:            62              42

3.  Mortgages Transferred With Recourse:             0               0




                             9 of 18

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

(H)  Recent Accounting Developments



                            10 of 18
      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be held and used by an entity being reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount for an asset may not be recoverable. The Company expects no material impact from adopting SFAS No. 121.

      In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 122, "Accounting for Mortgage Servicing Rights" (an amendment of FASB Statement No. 65). SFAS No. 122 applies to mortgage banking activities in which a mortgage loan is originated, or purchased, and then sold with the right to service the loan retained by the mortgage banking entity. The Statement amends SFAS No. 65, which provided only for the recognition of purchased mortgage servicing rights. Prior to SFAS No. 122, purchased mortgage servicing rights were capitalized only in circumstances where the right to service loans was acquired from another organization. SFAS No. 122 amends SFAS No. 65 by requiring the capitalization of mortgage servicing rights, whether they were acquired from another organization or originated internally. Additionally, SFAS No. 122 has provisions that require an impairment analysis of the servicing right regardless of whether the servicing right was originated or purchased. The Company has determined the impact of adopting SFAS No. 122 is immaterial for 1996.

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






                            11 of 18


          MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATION



Earnings and Performance Overview

      Net Income increased $72,045 or 7.6% for the first six months of 1996 versus the same period in 1995.
      The following table summarizes the status of the bank's earnings per share:

                                                     June 30,

                                             1996              1995

      Earnings Per Share                     5.07              4.71
      Return on Average Shareholders Equity  4.77%A            4.62%B
      Return on Average Assets               0.55%A            0.54%B
      Return on Average Earning Assets       0.60%A            0.59%B

      A = annualized returns are;  9.54%,  1.10%, and  1.20%, respectively.
      B = annualized returns are;  9.24%,  1.08%, and  1.18%, respectively.

      On April 12, 1995, the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995 and earnings per share have been restated for the above periods to reflect the stock dividend.

      The increase in net income for the second quarter and the first six months of 1996 versus the same periods in 1995 results primarily from an increase in net interest income, noninterest income and cost containment efforts found in noninterest expenses.
 It should be noted, excluding net security gains, net income was up $69,353 or 7.3%.

      The increase in net interest income of some $573,000 or 8.5% was a result of higher loan and investment balances and interest rates based on current market conditions.

      The increase in noninterest income results primarily from loan department fees, trust income, and customer account fees.

      Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expenses, and other general operating expenses was up some $38,000 or l.0% from the same period in 1995. Excluding an adjustment for a 27th pay period affecting salary expense, noninterest expenses were down some $71,000 or 1.8%.

      Major initiatives are being made in 1996 on streamlining the Bank's work flows, reducing staff and improving efficiencies.


                            12 of 18
      A decrease in salaries and employee benefits, due to reduced staff levels and improved productivity, and the decrease in FDIC insurance premiums will continue to be major contributors in controlling noninterest expenses.

      The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area continues to be sluggish, inflation remains low, and growth will be moderate and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan and remain within the risk parameters we have set forth for ourselves, with the goals of improved earnings and productivity.


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

      Net interest income for the second quarter of 1996 was $1,433,525, up $19,303 or l.0% and for the first six months of 1996 was $4,485,317, up $112,535 or 2.57% over the same periods in
1995.

      The following table illustrates the bank's net interest spread position:


                                             Six Months Ended June 30,

                                             1996                  1995
 Yield on Earning Assets                     8.41%                 8.54%

 Cost of All Funds                           3.20%                 3.06%

 Net Interest Spread                         5.22%                 5.48%

      The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased $60,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to increased loan volume and the desire to maintain the


                            13 of 18
Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 1996 included a loan-by-loan analysis of all larger commercial and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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







                            14 of 18



      The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                   (000's Omitted)
                                                   Six Months Ended
                                                        June 30,

                                                         1996       1995

1.    Nonaccrual Loans                                    490        163
2.    Loans past due 90 days & accruing                   148        188
3.    Restructured loans                                    0          0
4.    Other real estate owned (including
        insubstance foreclosure)                        1,190        905
5.    Total nonperforming assets                        1,828      1,256
6.    Ratio of total nonperforming loans to capital
        and the allowance for loan losses
        (Texas ratio)                                    7.84       5.38
7.    Ratio of net chargeoffs to loans                    .00002     .142
8.    Ratio of allowance for loan losses to
        loans                                            2.03       1.96
9.    Coverage ratio(allowance for loan losses divided by
        nonperforming assets)                          105.92     143.23
10.   Ratio of nonperforming assets to total assets       .95        .71
11.   Ratio of nonperforming loans to total loans         .67        .38


      It is important to note that the directors, officers and employees of the Bank are proud of the above data and their efforts in serving its community while simultaneously working hand-in-hand with state and federal regulators in structuring its financial position during these times. Most assuredly all parties concerned benefit from just such cooperative effort.

NONINTEREST INCOME

      The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services. Securities gains


                            15 of 18
and losses are another major component of this category.

      Noninterest income, excluding securities gains, increased
$71,878 or 16.4% and $116,885 or 13.5% for the three and six months ended June 30, 1996 over the same period in 1995.

      This increase is primarily due to an increase in loan department income of $44,155 or 34.0%, customer account income of $44,155 or 13.5%, credit card income of $13,000 or 8.9% and trust income of $13,366 or 6.1%.

      Net security gains amounted to $3,778 and $3,737 for the three and six months ended June 30, 1996 compared to $64,722 and $1,045 for the same periods in 1995.

NONINTEREST EXPENSES

      Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

      A generally flat economy in Maine and in particular in Downeast Maine, has compelled or should compel banking institutions of our size to manage their institutions prudently and conservatively. This we are committed to do. Accordingly, a concerted effort in reducing noninterest expense has been a major undertaking in fiscal year 1996.

      Noninterest expenses increased slightly by $51,928 or 2.7% and $38,067 or 1.0% for the three and six months ended June 30, 1996 over the same period in 1995. The primary reasons for the increase were increased costs in connection with consulting fees, due to an efficiency study conducted in the fall of 1995, depreciation expense due to the upgrade of the Bank's software system, and costs associated with loan expenses on foreclosed property. Offsetting the increases, there were decreases in salaries and benefits due to reduced staff levels and improved productivity, and a decrease in FDIC insurance premiums.

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

      Effective January 1, 1993, the Company adopted Statement 109 and has reported the cumulative effect of that change in the method of accounting for income taxes in the 1993 consolidated statements of income. Pursuant to the deferred method under APB Opinion 11, which was applied in 1992, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation. Under the deferred method, deferred taxes are not


                            16 of 18
adjusted for subsequent changes in tax rates.


      The status of the Bank's income tax expense is as follows:

                                       Tax Expense          Effective Rate
                                     1996         1995      1996        1995
 Six Months ended June 30,        $397,000     $335,000     27.9        26.0

INTEREST RATE GAP ANALYSIS

      Attention should be directed to the interest rate gap analysis as of December 31, 1995 as provided on page 12 in the Bank's 1995 Annual Report. Data as of June 30, 1996 is essentially identical to that reported in the Annual Report.


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

      Shareholders' Equity was as follows for the following periods:

                       SHAREHOLDER'S EQUITY

                                             Amount             Book Value
                                                                 Per Share
      June 30, 1996                          $21,388,436          $110.99
      June 30, 1995                          $21,546,487          $104.71
      December 31, 1995                      $19,181,381          $ 95.00

      During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 1996, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at June 30, 1996 exceeded the minimums established by the Federal Reserve Board as follows:

                                                       Minimum Regulatory
                                    June 30, 1996         Requirements

      Tier 1 Capital Ratio               21.0                  4.0%
      Total Capital Ratio                22.6                  8.0%
      Leverage Ratio                     11.1


                            17 of 18

DIVIDENDS

      The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

      Cash dividends per share declared on common stock were $1.00 for the second quarter of 1996 and 1995.

STOCK DIVIDENDS

      On April 12, 1995, the Company declared a 33 1/3 percent
stock dividend to be payable on May 15, l995.   Accordingly, book
value per share and cash dividends per share have been retroactively restated for the second quarter of 1995 to reflect the stock dividend.

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

      As of June 30, 1996, the Bank's ratio of rate-sensitive assets to rate-sensitive liabilities at the one-year horizon was


                            18 of 18
75%, its one-year GAP (measurement of interest sensitivity of interest-earning assets and interest-bearing liabilities at a point in time) was 15%, and $104,356,000 in assets and $74,357,000 in liabilities will be repriceable in one year.

      In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

      The status of the Bank's sources of cash to fund its operation are as follows:


                                                         June 30,
                                                  1996               1995
  Net cash from operations                   $   (699,859)     $   534,422
  Net cash from investing activities         $(10,463,658)     $ 6,480,125
  Net cash from financing activities         $  3,375,738      $(6,075,919)
  Net increase (decrease)                    $ (7,787,779)     $   938,628

BALANCE SHEET ANALYSIS

      The Bank experienced an increase in loan demand during the first six months of 1995; the quality and strength of the balance sheet remains strong.

      The following financial statistics give a general overview and profile of the Company:

                                        As of June 30,           Increase
                                   1996            1995         (Decrease)

  Total Assets                $193,243,751     $176,053,947      $17,189,804
  Total Earnings Assets       $177,613,592     $160,964,178      $16,649,414
  Loans                       $ 93,545,831     $ 89,896,046      $ 3,649,785
  Assets Held For Sale        $ 78,394,817     $ 62,225,547      $16,169,270
  Deposits                    $161,263,307     $151,664,068      $ 9,599,239
  Capital                     $ 21,388,436     $ 21,546,487      $  (158,051)


       SECURITIES PORTFOLIO

      The objective of the securities portfolio is to provide for


                            19 of 18
a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $16,169,270 to $78,394,817 or 40.6% of total assets as of June 30, 1996, as compared to 35.3% at June 30, 1995. The Bank implemented a prefunding strategy for its security portfolio during the first quarter of 1996 as evidenced by security and borrowing balances.

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








                                             20 of 18


LOANS

      Loan demand continues to show signs of moderate growth during the second quarter of 1996 and thus the Bank experienced an increase of $3,786,686 or 4.1% at June 30, 1996, vs June 30, 1995.
 .
      It must be pointed out that the Bank has sold and serviced $42,321,243 of real estate loans and $2,611,006 of commercial mortgages and has over $1,879,516 of loans held for sale at June 30, 1996.

      The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at June 30, 1996.

      The Bank's loan-to-deposit ratio was 59.2% and the allowance for loan losses 2.03% of total loans at June 30, 1996.

      Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

      In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

      Total deposits increased $9,599,239, or 6.3% over the comparable period in 1995, primarily due to competitive interest rates on products offered and as a result of a calling program instituted in 1995. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

      The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

      The Bank is not reliant on volatile liabilities as evidenced by such comprising only 3.78% of its deposit base.






                            21 of 18


                              PART II

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on
Form 8-K.

            A.  Non-Applicable.

            B.  Reports on Form 8-K.

            During the Registrant's fiscal Quarter Ended June 30,
1996, the Registrant was not required to and did not file any reports on Form 8-K.









                                             22 of 18


                            SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNION BANKSHARES COMPANY




                               Peter A. Blyberg, President



August 9, 1996
     Date





                               Sally J. Hutchins, VicePresident/Treasurer


































                                              23 of 18