Form 10-Q
period 1996-09-30
UNION BANKSHARES CO/ME
filed 1996-11-12
CIK 745083

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          FORM 10-Q

(Mark One)
( x )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                                     OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________

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

YES   XXX        NO

         Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at September 30, 1996
(Common stock, $25.00 Par value)                   201,903













                                1 of 18



                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I           Financial Information                       Page No.

         Item 1:      Financial Statements

                 Condensed consolidated balance sheets-
                 September 30, 1996,  September 30, 1995,
                 December 31, 1995                               3

                 Condensed consolidated statements of income-
                 nine months ended September 30, 1996 and
                 September 30, 1995, three months ended
                 September 30, 1996 and September 30, 1995      4-5

                 Condensed consolidated statements of cash flows-
                 nine months ended September 30, 1996 and
                 September 30,  1995                             6

         Item 2:     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations      7-16

PART II          Other Information

         Item 1:          Legal Proceedings                      17

         Item 2:          Changes in Securities                  17

         Item 3:          Defaults Upon Senior Securities        17

         Item 4:          Submission of Matters to a Vote of
                          Security Holders                       17

         Item 5:          Other Information                      17

         Item 6:          Exhibits and Reports on Form 8-K       17





















                                2 of 18

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                              September 30   September 30     December 31
                                  1996           1995            1995
                              (Unaudited)    (Unaudited)      (Audited) *
   ASSETS

 Cash and due from banks         $  9,066,768   $  8,289,721   $  7,343,489
 Assets available for sale         76,489,668     65,094,163     73,686,067
 (MARKET VALUE AT 9/30/96)
 Investments securities:
   Obligations of states and
   political subdivisions           3,278,353      5,296,666      4,119,546

 Federal Funds Sold                 3,041,360     13,883,379      6,322,771
 Loans (net of unearned discount)  98,149,651     92,505,842     93,039,263
 Less: Allowance for loan losses    1,989,448      1,915,637      1,878,169
 Net Loans                       $ 96,160,203   $ 90,590,205   $ 91,161,094

 Premises, Furniture & Equip Net    2,984,262      3,120,549      3,153,850
 Other Assets                       6,350,761      5,567,667      5,566,349
 Total Assets                    $197,371,375   $191,842,350   $191,353,166

   LIABILITIES & STOCKHOLDERS
      INVESTMENTS

 Deposits:
   Demand                        $ 22,121,054   $ 21,433,519   $ 19,327,213
   Savings                         84,166,356     83,723,177     81,040,686
   Time                            65,745,074     61,839,021     64,989,970
 Total Deposits                   172,032,484    166,995,717    165,357,869
 Borrowed Funds                       110,000              0        110,000
 Accrued Expenses & Other
   Liabilities                      3,299,600      2,863,137      3,090,803
 Total Liabilities               $175,442,084   $169,858,854   $168,558,672

   STOCKHOLDERS INVESTMENT

 Common Stock                       5,062,875      5,062,875      5,062,875
 Surplus                            3,948,797      3,948,797      3,948,485
 Retained Earnings                 13,908,527     12,716,459     13,285,337
 Net Unrealized Gain/(Loss) on
  Securities Available for Sale      (935,185)       325,378        567,810
 Less: Treasury Stock                  55,723         70,013         70,013
 Total Stockholders Investment   $ 21,929,291   $ 21,983,496   $ 22,794,494
 Total Liabilities & Stockholders
  Investment                     $197,371,375   $191,842,350   $191,353,166
 *Condensed from audited financial statements
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.


                               UNION BANKSHARES COMPANY
                      Condensed Consolidated Statements of Income
                                      (UNAUDITED)
                                             Nine Months Ended-September 30,
                                                     1996           1995
 INTEREST INCOME
   Interest and Fees on Loans                     $6,615,487     $6,339,253
   Interest and Fees on Municipal Loans and Bonds    407,041        541,913
   Interest and Dividends on Securities            3,962,502      3,183,488
   Interest on Federal Funds Sold                     44,410        232,738
   Amortization & Accretion - Net                     (1,384)       (43,635)
      Total Interest Earned                       11,028,056     10,253,757

 INTEREST EXPENSE
   Interest on Deposits                            4,020,343      3,645,577
   Interest on Funds Purchased/Borrowed              217,846         10,109
      Total Interest Expense                       4,238,189      3,655,686

 NET INTEREST INCOME                               6,789,867      6,598,071
   Provision for loan losses                          90,000         15,000

 NET INTEREST INCOME AFTER LOAN PROVISION          6,699,867      6,583,071

 NONINTEREST INCOME
   Exchange, Commission & Fees                       608,302        525,878
   Trust Department                                  355,338        325,941
   Financial Service Fees                             52,550         51,612
   Other Income                                      651,256        564,308
   Net Securities Gains (Losses)                       3,737          1,045
      Total Noninterest Income                     1,671,183      1,468,784

 NONINTEREST EXPENSE
   Salaries and Employee Benefits                  3,123,807      3,202,545
   Building Maintenance & Operations                 364,434        345,825
   FDIC Insurance                                      1,500        169,644
   Other Expenses                                  2,512,679      2,145,142
      Total Noninterest Expense                    6,002,420      5,863,156

 INCOME BEFORE TAXES                               2,368,630      2,188,699
   Income Taxes                                      690,000        537,000

 NET INCOME                                      $ 1,678,630     $1,651,699

 Per Share Data:
   Net Income                                          $8.31          $8.18
   Dividends Declared                                   1.00           1.00





                                       5 of 18


                               UNION BANKSHARES COMPANY
                      Condensed Consolidated Statements of Income
                                      (UNAUDITED)

                                             Three Months Ended-September 30,
                                                      1996            1995
 INTEREST INCOME
   Interest and Fees on Loans                      $2,296,629     $2,187,877
   Interest and Fees on Municipal Loans and Bonds     120,366        195,417
   Interest and Dividends on Securities             1,298,949        982,280
   Interest on Federal Funds Sold                      14,548        162,024
   Amortization & Accretion - Net                      (5,166)        (3,225)
      Total Interest Earned                         3,725,326      3,524,373
 INTEREST EXPENSE
   Interest on Deposits                             1,346,086      1,298,922
   Interest on Funds Purchased/Borrowed                74,690            162
      Total Interest Expense                        1,420,776      1,299,084

 NET INTEREST INCOME                                2,304,550      2,225,289
   Provision for loan losses                           30,000         15,000

 NET INTEREST INCOME AFTER LOAN PROVISION           2,274,550      2,210,289

 NONINTEREST INCOME
   Exchange, Commission & Fees                        237,184        198,915
   Trust Department                                   120,937        104,906
   Financial Service Fees                              19,167         18,162
   Other Income                                       306,395        278,878
   Net Securities Gains (Losses)                            0              0
      Total Noninterest Income                        683,683        600,861

 NONINTEREST EXPENSE
   Salaries and Employee Benefits                   1,025,002      1,102,600
   Building Maintenance & Operations                  109,156        117,561
   FDIC Insurance                                         500        (11,847)
   Other Expenses                                     875,927        701,074
      Total Noninterest Expense                     2,010,585      1,909,388

 INCOME BEFORE TAXES                                  947,648        901,762
  Income Taxes                                        293,000        202,000

 NET INCOME                                        $  654,648     $  699,762

 Per Share Data:
   Net Income                                           $3.24          $3.47
   Dividends Declared                                    1.00           1.00



                        UNION BANKSHARES COMPANY AND SUBSIDIARY
                         Consolidated Statements of Cash Flows
                 for the Nine Months Ended September 30, 1996 and 1995

                                                       1996          1995
 Net Cash Flows Provided by Operating Activities:
   Net Income                                       $1,678,630    $1,651,699
     Adjustments to reconcile net income
     to net cash provided by operating activities:
        Depreciation and amortization                  297,094       265,000
        Provision for loan losses                       90,000        15,000
        Net securities gains                                 0        (1,045)
        Net change in other assets                    (656,801)      415,023
        Net change in other liabilities               (208,797)     (696,358)
        Net amortization of premium on investments       1,386      (237,522)
        Net change in deferred loan origination fees    71,911       (13,489)
        Origination of loans held for sale          (9,316,238)   (5,483,682)
        Proceeds from loans held for sale            7,319,990     4,558,243
        Total adjustments                           (2,401,455)   (1,178,830)
   Net cash provided by operating activities          (722,825)      472,869

 Cash Flows From Investing Activities:
         Purchase of investments                   (27,008,214   (12,472,581)
         Proceeds from sales of investments                  0    18,977,309
         Proceeds from maturities of investment     24,762,119     9,249,005
         Net change in loans to customers           (5,017,198)   (8,605,880)
         Capital expenditures                         (127,506)     (379,663)
   Net cash used in investing activities            (7,390,799)    6,768,190

 Cash Flows From Financing Activities:
    Net increase(decrease) in other Borrowed Funds           0             0
    Net increase(decrease) in deposits               6,674,615     6,747,030
    Transfer to Holding Company                        472,000             0
    Purchase of Treasury Stock                          (1,520)      (14,560)
    Proceeds from sale of Treasury Stock                15,810             0
    Proceeds from issuance Common Stock                    312             0
    Payment to eliminate fractional shares                   0        29,868
    Dividends paid                                    (605,725)     (500,000)
   Net cash provided by financing activities         6,555,492     6,262,338
 Net increase (decrease) in cash and
      cash equivalents                              (1,558,132)   13,503,397
 Cash and cash equivalents at beginning of year     13,666,260     8,669,703
 Cash and cash equivalents at 9/30/96 & 9/30/95    $12,108,128   $22,173,100

         Supplemental Schedule of Non-Cash Investing and Financing Activities

 Net increase (decrease) as a result of adopting
  Statement of Financial Accounting Standards No. 115     1996         1995
     Available for sale securities                    (1,416,947)    345,062
     Deferred income liability (receivable)              481,762    (117,321)
  Net unrealized gain(loss) on available for
     sale securities                                 $  (935,185) $  227,741

                                      8 of 18


          Notes to Consolidated Financial Statements
                                  Unaudited

(A)  Basis of Presentation

         The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the nine month period ended September 30, 1996 and 1995 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(C)  Off-Balance Sheet Items

         In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instrument involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 1996, and September 30, 1995, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                   September 30

                                                  (000's omitted)

                                                    1996              1995
1.  Unused Commitments:

    A.  Revolving , open-end lines secured by
        1-4 family residential properties,
        e.g., Home Equity lines                    5,808              5,792
    B.  Credit card lines                          5,711              4,930
    C.  Secured real estate loans                  3,722              1,595
    D.  Other                                     13,753             16,862

2.  Financial Standby Letters of Credit:              56                 42

3.  Mortgages Transferred With Recourse:               0                  0


                               10 of 18

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

(F)  Impact of Inflation and Changing Prices

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

(G)  Recent Accounting Developments

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

         In October 1995, the Financial Accounting Standards Board issued


                               11 of 18
Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation," effective for financial statements for the fiscal year beginning after December 15, 1995. SFAS No. 123 requires entities to disclose the fair value of their stock options, although they will not have to record the options at fair value in the financial statement. As of December 31, 1995, the Company did not offer stock-based compensation to its employees.

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", effective for financial statements for the fiscal year beginning after December 31, 1996. SFAS No. 125 requires entities to recognize (for each contract in existence before 1/1/97), previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees shall be combined, net of any previously recognized servicing obligations under contract, as a servicing asset or liability. The Company has not determined the impact of adopting SFAS No. 125. It amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities", and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights".

                              12 of 18


               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION



Earnings and Performance Overview

         Net income increased $26,931 or 1.63% for the first nine months of 1996 versus the same period in 1995.
         The following table summarizes the status of the bank's earnings per share:


                                                     September 30,
                                                     1996        1995
         Earnings Per Share                          8.31        8.18
         Return on Average Shareholders Equity       7.68%A    7.51%B
         Return on Average Assets                    0.86%A    0.88%B
         Return on Average Earning Assets            0.95%A    0.96%B

         A = annualized returns are; 10.24%, 1.15%, and 1.27%, respectively.
         B = annualized returns are; 10.01%, 1.17%, and 1.28%, respectively.

         On April 12, 1995, the Company declared a 33 1/3 percent stock dividend, payable on May 15, 1995 and earnings per share have been restated for the above periods to reflect the stock dividend.

         The increase in net income for the third quarter and the first nine months of 1996 versus the same period in 1995 results primarily from an increase in net interest income, noninterest income and cost containment efforts found in noninterest expenses. Year on year comparisons are directly effected by a one-time FDIC rebate of $96,000 received in September
1995.   It should be noted, excluding net security gains, net income was up
$24,239 or 1.5%.

         The increase in net interest income of some $774,000 or 7.6% was a result of higher loan and investment balances and interest rates based on current market conditions.

         The increase in noninterest income results primarily from loan department fees, trust income and customer account fees.

         Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expenses, and other general operating expenses were up some $139,000 or 2.30% from the same period in 1995. Excluding one time adjustments of a 27th pay period affecting 1996 salary expense and the $96,000 FDIC rebate in 1995, noninterest expenses were down some $127,000 or 2.1%.

         The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area

                               13 of 18
continues to be sluggish, inflation remains low and growth will be moderate and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan and remain within the risk parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

NET INTEREST INCOME

         Net interest income, the difference between interest income on earning assets such as loans and investment securities and interest expense on interest bearing liabilities such as funds on deposit continues to be the most significant determinant of the Company's earnings performance. Because of the significance of net interest income, the management of interest rate risk has become increasingly important to ensure the continued profitability of the Bank. Interest rate risk results from volatile interest rates, increased competition, and changes in the regulatory environment. As a banking company, our exposure to interest rate movements is controlled by matching the interest rates as well as the maturities of assets and liabilities.

         Net interest income for the third quarter of 1996 was $2,304,550, up $79,261 or 3.6% and for the first nine months of 1996 was $6,789,867, up $191,796 or 2.91% over the same periods in 1995.

         The following table illustrates the bank's net interest spread position:


                                           Nine Months Ended September 30,

                                               1996               1995
 Yield on Earning Assets                       8.23%              8.33%

 Cost of All Funds                             2.95%              2.98%

 Net Interest Spread                           5.28%              5.35%

         The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased $90,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The increase was due to increased loan volumes and the desire to maintain the allowance for loan losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at September 30, 1996 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other


                               14 of 18
available information.

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

                               15 of 18

         The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                      (000's Omitted)
                                                     Nine Months Ended
                                                       September 30,
                                                     1996          1995

1. Nonaccrual Loans                                   279           150
2. Loans past due 90 days & accruing                  160           166
3. Restructured loans                                   0             0
4. Other real estate owned (including
     insubstance foreclosure)                         940           940
5. Total nonperforming assets                       1,379         1,256
6. Ratio of total nonperforming loans to capital
     and the allowance for loan losses (Texas ratio) 1.83          5.26
7. Ratio of net chargeoffs to loans                  0.00          0.00
8. Ratio of allowance for loan losses to loans       2.03          2.03
9. Coverage ratio(allowance for loan losses divided
     by nonperforming assets)                      144.23        152.47
10.Ratio of nonperforming assets to total assets      .70           .66
11.Ratio of nonperforming loans to total loans        .45           .33

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

         Noninterest income, excluding securities gains, increased $82,822 or 13.8% and $199,707 or 13.6% for the three and nine months ended September 30, 1996 over the same period in 1995.

         This increase is primarily due to an increase in loan department income of $45,653 or 18.8%, customer account income of $82,424 or l5.77%, credit card income of $39,243 or 12.4% and trust income of $29,397 or 9.1%.

         Net security gains amounted to $0 and $3,737 for the three and nine


                               16 of 18
months ended September 30, 1996 compared to $0 and $1,045 for the same period in 1995.

NONINTEREST EXPENSES

         Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

         A generally flat economy in Maine and in particular in Downease Maine, has compelled or should compel banking institutions of our size to manage their institutions prudently and conservatively. This we are committed to do. Accordingly, a concerted effort in reducing non interest expense has been a major undertaking in fiscal year 1996.

         Noninterest expenses increased by $101,197 or 5.3% and $139,264 or 2.4% for the three and nine months ended September 30, 1996 over the same period in 1995. The primary reasons for the increase were increased costs in connection with consulting fees, due to an efficiency study conducted in the fall of 1995, depreciation expense due to the upgrade of the Bank's software, Bankcard expenses, and costs associated with loan expenses on foreclosed property. Offsetting these increases, there were decreases in salaries and benefits due to reduced staff levels and improved productivity, and a decrease in FDIC insurance premiums and a $96,000 rebate received in September 1995.

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


         The status of the Bank's income tax expense is as follows:

                                        Tax Expense       Effective Rate
                                       1996       1995     1996       1995
Nine Months ended September 30,     $690,000   $537,000    29.1       24.5

INTEREST RATE GAP ANALYSIS

         Attention should be directed to the interest rate gap analysis as


                               17 of 18

of December 31, 1995 as provided on page 12 in the Bank's 1995 Annual Report. Data as of September 30, 1996 is essentially identical to that reported in the Annual Report.


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

         Shareholders' Equity was as follows for the following periods:

                            SHAREHOLDER'S EQUITY

                                           Amount           Book Value
                                                            Per Share
         September 30, 1996             $21,929,291          $108.61
         September 30, 1995             $21,983,496          $108.88
         December 31, 1995              $19,181,381         $  95.00

         During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 1996 the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at September 30, 1996 exceeded the minimums established by the Federal Reserve Board as follows:

                                                           Minimum Regulatory
                                     September 30, 1996    Requirements


         Tier 1 Capital Ratio              19.8                 4.0%
         Total Capital Ratio               20.9                 8.0%
         Leverage Ratio                    11.6

DIVIDENDS

         The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

         Cash dividends per share declared on common stock were $1.00 for the third quarter of 1996 and 1995.

STOCK DIVIDENDS

         On April 12, 1995, the Company declared a 33 1/3 percent stock
dividend to be payable on May 15, 1995.   Accordingly, book value per share
and cash dividends per share have been retroactively restated for the third quarter of 1996 and 1995 to reflect the stock dividend.


                               18 of 18
LIQUIDITY MANAGEMENT

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

         As of September 30, 1996, the Bank's ratio of rate-sensitive assets to rate-sensitive liabilities at the one-year horizon was 80%, its one-year GAP (measurement of interest sensitivity of interest-earning assets and interest-bearing liabilities at a point in time) was 11%, which is 89% matched, and $92,836,000 in assets and $115,530,000 in liabilities will be repriceable in one year.

         In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

         The status of the Bank's sources of cash to fund its operation are as follows:


                                                       September 30,
                                                    1996          1995
 Net cash from operations                      $  (722,825)   $   472,869
 Net cash from investing activities            $(7,390,799)   $ 6,768,190
 Net cash from financing activities            $ 6,555,492    $ 6,262,338
 Net increase (decrease)                       $(1,558,132)   $13,503,397

BALANCE SHEET ANALYSIS

         The Bank experienced an increase in loan demand during the first nine months of 1996; the quality and strength of the balance sheet remains strong.

         The following financial statistics give a general overview and profile of the Company:

                                   As of September 30,            Increase
                                 1996             1995           (Decrease)

  Total Assets               $197,371,375    $191,842,350       $ 5,529,025
  Total Earnings Assets      $178,969,584    $174,864,413       $ 4,105,171
  Loans                      $ 96,160,203    $ 90,590,205       $ 5,569,998
  Assets Available for Sale  $ 76,489,668    $ 65,094,163       $11,395,505
  Deposits                   $172,032,484    $166,995,717       $ 5,036,767
  Capital                    $ 21,929,291    $ 21,983,496       $   (54,205)


          SECURITIES PORTFOLIO

         The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $11,395,505 to $76,489,668 or 38.8% of total assets as of September 30, 1996, as compared to 33.9% at September 30, 1995. The Bank implemented a prefunding strategy for its security portfolio during the first quarter of 1996 as evidenced by security and borrowing balances.

         The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

                               20 of 18

         Loan demand continues to show signs of moderate growth during the third quarter of 1996 and thus the Bank experienced an increase of $5,569,998 or 6.1% at September 30, 1996, vs September 30, 1995.

         It must be pointed out that the Bank has sold and serviced $43,764,314 of real estate loans and $1,761,403 of commercial mortgages and has over $3,223,695 of loans held for sale at September 30, 1996.

         The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at September 30, 1996.

         The Bank's loan-to-deposit ratio was 57.1% and the allowance for loan losses 2.0% of total loans at September 30, 1996.

         Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

         In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

         Total deposits increased $5,036,767 or 3.0% over the comparable period in 1995, primarily due to competitive interest rates on products offered and as a result of a calling program instituted in 1995. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

         The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

         The Bank is not reliant on volatile liabilities as evidenced by such comprising only 3.39% of its deposit base.

                               21 of 18


                                   PART II

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            A.  Non-Applicable.

            B.  Reports on Form 8-K.

            During the Registrant's fiscal Quarter Ended September 30, l996, the Registrant was not required to and did not file any reports on Form 8-K.


                               22 of 18


                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 UNION BANKSHARES COMPANY



                                 Peter A. Blyberg, President


October 30, 1996




                                 Sally J. Hutchins, Vice President/Treasurer
































                                                                 23 of 18