Form 10-K
period 1996-12-31
UNION BANKSHARES CO/ME
filed 1997-03-31
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-K
(Mark One)
( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
         For the fiscal year ended December 31, 1996
                          OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
         For the transition period from         to

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

Securities registered pursuant to Section 12 (b) of the Act:
   Title of each class    Name of each exchange on which registered
          None                             None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 7, 1997, was approximately $39,136,020.

201,903 shares of the Company's Common Stock, $25 Par Value, were issued and outstanding on February 17, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the Annual Report to stockholders of the registrant for the year ended December 31, 1996, are incorporated by reference into Parts I and II.
2.  Portions of the registrant's definitive Proxy Statement dated March 28,

                                1 of 25


    1997 for its regular Annual Meeting of stockholders to be held April 17, 1997 are incorporated by reference into Part III.



                                2 of 25



                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-K

PART I                                                            Page No.

Item  1:  Business                                                   4-16
Item  2:  Properties                                                17-18
Item  3.  Legal Proceedings                                           18
Item  4.  Submission of Matters to a Vote of Security Holders         18

PART II

Item  5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                       19
Item  6.  Selected Financial Data                                   20-21
Item  7.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       22
Item  8.  Financial Statements and Supplementary Data                 22
Item  9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                       22

PART III

Item 10.  Directors and Executive Officers of the Registrant          22
Item 11.  Executive Compensation                                      22
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management                                                22
Item 13.  Certain Relationship and Related Transactions               22

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                             23-24

Signatures                                                            25


                                3 of 25


                                   PART I

ITEM I:  Business

Union Bankshares Company is a one-bank holding company, organized under the laws of the State of Maine, which has acquired 99.928% of the common stock of Union Trust Company. The Company's only subsidiary is the Bank. The Company's holding company structure can be utilized to engage in permitted banking-related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in such activities. The Company has no immediate plans for such activities, but could do so if such action should appear desirable.

Union Trust is a full-service, independent commercial bank with ten offices in coastal Maine, serving the financial needs of individuals, businesses, and municipalities in Hancock and Washington Counties. With its commitment to outstanding service, quality products and the ability to anticipate and respond to the customers financial needs, Union Trust, now in its 109th year, is proud to have earned the reputation as one of New England's preeminent independent community banks.

Union Trust supports the people and communities it serves and believes that reinvesting local money locally builds strong communities. The Bank's charitable contribution program supports a broad range of local charities, community development efforts and the volunteerism of its employees, directors and retirees.

Union Trust Company offers a full range of banking services, at competitive rates and at convenient banking hours and locations and is accessible to customers 24 hours a day through physical locations and electronic means.

The Bank is committed to be in the forefront as a financial service provider and during 1996 the Bank implemented the following products and services:

         *Expanded Cash Management Capabilities.
           Currently marketing fully electronic Automated Clearing House
           (ACH) programs.

         *Redesigned Mobile Home Loan Program.
           Competitive rates, 24 hour turnaround.

         *Freddie Mac Loan Prospector Program.
           An automated underwriting system that can cut mortgage loan processing time in half. Union Trust was the first in Maine to offer this program.

         *Expanded Electronic Banking Products.

         *New  Bankline Telephone Banking Features.
           Faxed account statements, plus a nationwide toll free number now available.

         *Customer Service Call Center.
           Specially trained employees respond to customer's telephone inquiries. Some 8,300 calls since July 1996.

         *Saturday lobby hours at Ellsworth Shopping Center Branch

                                4 of 25


         *Internet access at www.uniontrust.com

Union Trust's deposit services include: regular and basic checking accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit, IRA accounts, KEOGH Plans, ATM Convenience Cards, Convenience Check Cards, reserve checking, credit cards, BankLine, Unlimited Club membership and safe deposit boxes. The Bank also provides the following loan services: installment loans, student loans, mortgages, lines of credit, commercial loans, home equity loans and Visa credit cards.

Union Trust also offers a full range of investment and trust services. Our professional trust advisors administer personal trusts, investment management accounts, custody accounts, individual retirement accounts, self-employed retirement accounts, company retirement plans (pension, simplified employee pension, 401(k), simple profit sharing), and estate plans. In addition, our trust staff will help people of all ages and income levels analyze their savings and retirement needs and plan customized investment strategies to meet the customer's goal. In 1996, the Trust Department saw growth in Mutual Partners, an asset allocation program that offers an individualized investment program for our customers using mutual fund portfolios. Trust services are available for almost all customers, no matter what their investable assets may be.

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

As of December 31, 1996 the Bank employed 117 employees of which 17 employees were part-time.

The primary regulator of the Company and the Bank is the Federal Reserve Bank of Boston.

Please refer to Footnote #13, on page 46 of the 1996 Annual Report of Union Bankshares Company, regarding compliance with capital requirements.

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

                                5 of 25


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

A.  INVESTMENT PORTFOLIO

         The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years. (In Thousands)

                                                   December 31

                                       1996           1995          1994

U. S. Treasury Securities
  & Other Government Agencies         $  995         $  -0-        $  -0-

Obligations of States and
  Political Subdivisions               3,792          4,120         6,725

TOTAL                                 $4,787         $4,120        $6,725


                                6 of 25


The table below shows the relative maturities of investment and held to maturity securities as of December 31, 1996.

                         Held to Maturity Securities
                        Maturity Distribution As Of
                              December 31, 1996

Security Category           Due 1 Yr     Due 1-     Due 5-       Due 10-
                            or less      5 Yrs      10 Yrs       15 Yrs



State and Municipal Bonds  $   752     $2,298     $   742       $      0
 Average Weighted Yield      7.18%      6.14%       5.15%             0%

Other Government Agencies  $     0     $    0     $     0       $    995
  Average Weighted Yield        0%         0%          0%          7.00%

TOTAL                      $   752     $2,298     $   742       $    995
Percent of Total Portfolio   15.7%      48.0%       15.5%          20.8%


NOTE: Average Weighted Yields on tax exempt obligations have been computed on a tax equivalent basis

A. 1.   AVAILABLE FOR SALE SECURITIES

The following table shows the carrying value of the Company's Available for Sale Securities and other investment securities at the end of each of the last three years. (In Thousands)

                                                 December 31

                                        1996         1995         1994

U S Treasury Notes/Bills
  and Other Government Agencies      $73,322       $71,799       $73,901
Other Corporate Securities             1,513             0             0
Other Securities                       1,946           659           659

TOTAL                                $76,781       $72,458       $74,560


                                7 of 25



The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 1996.

                        Securities Available For Sale
                         Maturity Distribution As Of
                              December 31, 1996

Security                              Due 1 Yr      Due 1-       Due 5-
Category                               or Less      5 Yrs       10 Yrs

U S Treasury Notes/Bills
  and Other Government Agencies      $ 7,287       $20,713      $44,782
 Average Weighted Yield                5.55%         6.28%        6.54%

Other Securities                         -0-         1,513          -0-
 Average Weighted Yield                  -0-         6.20%          -0-


TOTAL                                $ 7,287       $22,226      $44,782

Percent of
Total Portfolio:                        9.7%         29.7%        59.8%


                                8 of 25


B.  LOANS

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.


                                1996       1995     1994    1993     1992

                                             (In Thousands)
Real Estate Loans
  A. Construction and Land
      Development              $ 4,073  $  2,023 $  2,168  $ 1,568  $  2,504
  B. Secured by 1-4 Family
      Residential Properties    30,457    27,402   25,528   26,129    25,373
  C. Secured by Multi-Family
      (5 or more) Residential
      Properties                     0         2        4        7        12
  D. Secured by Non-Farm,
      Non-Residential
      Properties                30,134    28,273   26,500   24,553    26,560
Commercial & Industrial Loans   16,582    13,778   12,975   12,834    15,564
Loans to Individuals for
   Household, Family & Other
   Consumer Expenditures        15,133    14,335   12,844   12,463    12,139
All Other Loans                  4,664     7,430    4,189    3,439     2,825
Total Gross Loans             $101,043   $93,243  $84,208  $80,993   $84,977

The above data is gathered from loan classifications established by the Federal Reserve Call Report 033.

The percentages of loans by lending classification to total loans outstanding at December 31, was as follows:

                                1996    1995    1994   1993     1992

Real Estate                    64.0%   61.9%   64.4%   64.5%    64.1%
Commercial & Industrial
   Including single payment
   loans to individuals        16.4%   14.8%   15.4%   15.9%    18.3%
Consumer Loans                 15.0%   15.4%   15.3%   15.4%    14.3%
All Other Loans                 4.6%    7.9%    4.9%    4.2%     3.3%
Total Loans                   100.0%  100.0%  100.0%  100.0%   100.0%

                                9 of 25



                 Maturities and Sensitivities of Loans
                 to Changes in Interest Rates
                 As of December 31, 1996

                     Due 1 Year or Less    Due 1-5 Yrs          Due 5 yrs+


Real Estate               $42,885            $ 9,887             $ 11,892
Commercial & Industrial    12,395              2,566                1,621
Consumer                    6,448              7,908                  777
Municipal                   1,784              1,432                1,448
   Total                  $63,512            $21,793              $15,738

Note: Real Estate Loans in the 1-5 year category have $2,544,000 at a fixed interest rate and $7,343,000 at a variable interest rate. Commercial Loans in the 1-5 year category have $0 at a fixed interest rate and $2,566,000 at a variable interest rate.

         Real Estate Loans in the 5+ category have $10,409,000 at a fixed interest rate and $1,483,000 at a variable interest rate. Commercial Loans in the 5+ category have $1,621,000 at a fixed interest rate and $0 at a variable rate.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due:


                                     DECEMBER 31

                1996        1995        1994          1993           1992
              Amt    %    Amt   %     Amt    %      Amt    %      Amt      %

Real Estate  $2,649 2.6  $ 867  0.9   $ 479  0.6   $1,659  2.0  $1,523    1.8

Installment  $  197 0.2  $  95  0.1   $  95  0.1   $   96  0.1  $  371    0.4
All Others   $  220 0.2  $  35  0.0   $ 189  0.2   $  102  0.2  $  296    0.4

   TOTAL     $3,066 3.0  $ 997  1.0   $ 763  0.9   $1,857  2.3  $2,190    2.6


It is the policy of the Company to discontinue the accrual of interest on loans when, in the opinion of the management, the ultimate collectibility of principal or interest becomes doubtful. The principal amount of loans which have been placed on non-accrual status were comprised primarily of certain installment loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations. There were approximately $492,000, $614,000, and $151,000 as of December 31, 1996, 1995 and 1994, respectively, of loans on a non-accrual status.

LOANS CONCENTRATIONS

As of December 31, 1996 and 1995, the company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan


                                10 of 25


portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock and Washington Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeds 10% of the Bank's Shareholders' equity at December 31, 1996.

                  ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses for the past five years were as follows: (Dollars in Thousands)

                                                December 31,

                                    1996     1995     1994    1993     1992

Balance at beginning of period:  $ 1,878  $ 1,929  $ 1,802 $ 2,325 $  1,623
Charge-Offs
 Commercial & Industrial Loans        15       44       30      62       27
 Real Estate Loans                     0       48      256     837       92
 Loans to Individuals                 73      104       34      87      421
                                      88      196      320     986      540

Recoveries:
 Commercial & Industrial Loans       138       43        5      84       11
 Real Estate Loans                    12        1      390      47       26
Loans to Individuals                  24       71       52     302      130
                                     174      115      447     433      167
 Net Charge-Offs (recoveries)        (86)      81     (127)    553      373
 Provision for loan losses           120       30        0      30    1,075
Balance at end of period         $ 2,084  $ 1,878  $ 1,929 $ 1,802  $ 2,325

Average Loans Outstanding        $97,143  $88,725  $82,600 $83,104  $89,813

Ratio of Net Charge-Offs
(Recoveries) to average
loans outstanding                 (.09%)     .09%    (.15%)   .67%     .42%

                                11 of 25


                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                                       December 31,

                  1996      1995         1994         1993          1992

              Amt   % of  Amt    %     Amt     %    Amt     %      Amt     %
                    Loan
                   Categor
                   ies to
                   Total
                   Loans

Balance At End
of Period:
Applicable To:

Real Estate $ 418  64.0% $  647  61.9% $  665  64.4% $  621  64.5% $  621 64.1%
Commercial &
Industrial  1,312  16.4%  1,024  14.8%  1,051  15.4%    983  15.9%    768 17.5%
Consumer      194  15.0%    207  15.4%    213  15.3%    198  15.4%    246 14.3%
Municipal      60   4.5%      0   7.9%      0   4.9%      0   4.2%      0  3.3%
Identified    100    .1%      0      0      0      0      0      0    690   .8%

           $2,084 100.0% $1,878 100.0% $1,929 100.0% $1,802 100.0% $2,325 100.0%



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

 As of December 31, 1996, the Company had impaired loans totaling $21,000, which consisted of commercial loans. The fair value of the loan's collateral was used in all instances to determine present value.

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


                                12 of 25


                                Risk Elements

                                 1996    1995    1994    1993    1992
 Loans accounted for on a
   non-accrual basis             $492    $614    $151    $486    $353
 Accruing loans contractually
  past due 90-days or more       $196    $388    $ 86    $237    $134


 In accordance with Industry Guide 3 Item III. c (2), the gross interest income that would have been recorded in 1996 if non-accrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $32,000. There was approximately $2,200 included in the gross interest income on non-accrual and restructured loans for 1996.

 C.  DEPOSITS

 The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 1996.

                               Amount
                           (In Thousands)

                  3 Months or Less            2,754
                  Over 3 through 6            1,403
                  Over 6 Through 12 Months    1,549
                  Over One Year                 848

 D.  CAPITAL RATIOS

 The following table presents, for the last three years, the Company's capital expressed as a percentage of average deposits, loans, total assets, and earning assets.

                          *1996        *1995        *1994

 Deposits                  14.3%        13.7%        12.8%
 Loans                     24.6%        25.1%        24.9%
 Total Assets              12.1%        11.9%        11.3%
 Earning Assets            13.4%        12.9%        12.8%

 * Excluding net unrealized gain/(loss) on available for sale securities of ($171,460), $567,810 and ($1,389,168) at December 31, 1996, 1995 and 1994,
 respectively.

 E.  RETURN ON STOCKHOLDERS' EQUITY

 The following table presents, for each of the last three years, the Company's return on stockholders' equity, return on assets, and return on average earning assets.
                                     1996         1995         1994
 Return on Average
    Stockholders' Equity             10.6%        11.4%         11.9%
 Return on Average Assets             1.2%         1.3%          1.3%
 Return on Average Earning Assets     1.4%         1.4%          1.4%


                                13 of 25

                                14 of 25


 F.  FIVE YEAR SUMMARY  (in Thousands)

                           1996      1995     1994       1993      1992

 Deposits               $168,829  $165,358  $160,249  $161,236  $158,674
 Loans                   101,044    93,242    84,208    80,993    84,977
 Securities              *81,568   *76,578   *83,391   *73,821    76,704
 Shareholders' Equity   **23,885  **22,227  **20,570    18,875    17,391
 Total Assets            202,066   191,353   181,597   182,129   177,767
 Net Earnings              2,452     2,418     2,354     2,134     1,920
 Interest Income          14,768    13,855    12,677    12,393    13,699
 Net Interest Income       9,138     8,803     8,490     7,667     7,549
 Actual Cash Dividend
  Declared                  4.00      3.75      3.00      3.00      2.26

 Dividend Payout Ratio     32.9%     31.3%     25.8%     28.4%     23.8%

 Average Equity to
   Average Asset Ratio     10.5%     11.5%     10.8%     10.1%     8.44%

 Earnings Per Share       $12.14    $11.98    $11.66    $10.55    $ 9.51

 Loans to Deposits Ratio   59.8%     56.4%     52.5%     50.2%     53.6%

   * Stated at carrying value.

 ** Excluding net unrealized gain/(loss) on available for sale securities of ($171,460), $567,810 and ($1,389,168) at December 31, 1996, 1995 and 1994,
 respectively, due to impact of  FAS 115.

                                15 of 25

 The following table sets forth, for the periods indicated, information regarding (1) the total dollar amount of interest income of the Company from interest-earning assets and the resulting average yields; (2) the total dollar amount of interest expense on interest bearing liabilities and the resulting average cost; (3) net interest income; (4) interest rate spread; and (5) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of the table and the following discussion,
 (1) income from interest earning assets and net interest income are not presented on a tax equivalent basis and (2) non-accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non-accrual loans has not been included for purposes of determining interest income.

          Average Balances/Interest Earned - Paid/Rates 1996, 1995 and 1994
                                (In Thousands)
                        1996                 1995                1994
               Balance   Int   Rate  Balance  Int    Rate  Balance  Int    Rate
                     Earned/Paid         Earned/Paid            Earned/Paid
 Assets
Interest Earning Assets:
 Sec AFS       $ 80,333 $ 5,256 6.54 $ 65,896 $ 4,231 6.42 $ 70,584 $ 4,447 6.30
 Sec HTM          3,772     244 6.47    5,926     419 7.07    7,155     520 7.27
 Fed Funds Sold   1,411      76 5.39    7,409     424 5.72    5,490     209 3.81
 Loans (Net)     94,139   9,192 9.76   88,588   8,781 9.91   82,570   7,501 9.08
 Total Interest
 Earning Assets 179,655 $14,768 8.22  167,819 $13,855 8.26  165,799 $12,677 7.65
 Other non-earning
  assets         14,926                14,685                15,503
               $194,581              $182,504              $181,302
 Interest Bearing Liabilities:
 Savings Dep   $ 65,770 $ 1,172 1.78 $ 65,690 $ 1,302 1.98 $ 66,290 $ 1,341 2.02
 Time Deposits   67,294   3,752 5.57   59,544   3,187 5.35   54,668   2,279 4.17
 Money Mkt Accts 14,107     478 3.39   15,142     552 3.65   21,275     567 2.67
 Borrowings       4,012     229 5.71       96      11 11.4        0       0    0
 Total Interest Bearing
  Liabilities   151,183 $ 5,631 3.67  140,472 $ 5,052 3.59  142,233 $ 4,187 2.94
 Other non-interest bearing
  liabilities & shareholders'
   equity        43,398                42,032                39,069
               $194,581              $182,504              $181,302

 Interest Spread          9,366 4.55            8,814 4.67            8,490 4.71

 Interest Revenue/Earnings
    Assets      179,655  14,768 8.22  167,819  13,855 8.26  165,799  12,677 7.65

 Interest Expense/Earning
    Assets      179,655   5,631 3.13  167,819   5,052 3.01  165,799   4,187 2.53

 Net Yield on Earning Assets    5.09                  5.25                  5.12

                               17 of 25

               Volume and Rate Analysis of Net Interest Income
                                 In Thousands

                  Year Ended December 31, 1996 vs 1995
                            Increase(Decrease)
                              Due to Change In

                                 Volume     Rate    Rate/Volume*     Total
 Interest Earning Assets:
  Assets Available for Sale       926       111         (12)        1,025
  Securities Held to Maturity    (152)     (224)        201          (175)
  Federal Funds Sold             (343)      136        (141)         (348)
  Loans, Net                      548     1,322      (1,459)          411
 Total Interest Earning
          Assets                  979     1,345      (1,411)          913
 Interest Bearing Liabilities:
  Savings Deposits                  0      (462)        332          (130)
  Time Deposit                    416     1,074        (707)          783
  Money Market Accounts           (37)       35         (72)          (74)
 Total Interest Bearing
          Deposits                379       647        (447)          579
  Increase (Decrease)             600       698        (964)          334

               Volume and Rate Analysis of Net Interest Income
                                 In Thousands

                     Year Ended December 31, 1995 vs 1994
                              Increase (Decrease)
                              Due to Change In

                                  Volume   Rate    Rate/Volume*    Total
 Interest Earning Assets:
  Assets Available for Sale       (296)      84         (4)       (216)
  Securities Held to Maturity     (135)    (282)       316        (101)
  Federal Funds Sold                73      105         37         215
  Loans, Net                       553      533        194       1,280
 Total Interest Earning
       Assets                      195      440        543       1,178
 Interest Bearing Liabilities:
  Savings Deposits                 (14)     (28)         3         (39)
  Time Deposits                    204      657         58         919
  Money Market Accounts           (163)     209        (61)        (15)
 Total Interest Bearing
     Deposits                       27      838          0         865
 Increase (Decrease)               168     (398)       543         313

 The above table reconciles changes in interest and dividend income and interest expense of the Company for the period indicated due to changes in average balances, rates or a combination of both.

 *Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.



 BANK'S PROPERTIES

 ITEM 2:  PROPERTIES

 The Bank's principal office is located at 66 Main Street in Ellsworth,

                                18 of 25

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

          (b) The Bank's Jonesport office located on Main Street in Jonesport, Maine.

          (c) The Bank's Blue Hill office located on Main Street in Blue Hill, Maine. During 1989, the branch was renovated to include an office for the Assistant Manager.

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


                                19 of 25


 In addition to the above properties, which are owned by the bank, the Bank leases the following properties:

          (a) The bank leases its branch office at the Ellsworth Shopping Center, High Street Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in May of 1997.

          (b) The Bank leases its Machias office which is located on Dublin Street in Machias, Maine. The premises are owned by Hannaford Bros., Inc. of South Portland, Maine, and are leased to Gay's Super Markets, Inc., under a lease dated July 26, 1975. The Bank subleased the premises from Gay's Super Markets, Inc., under a sublease which expires in April of 2001. The bank has the right to extend the sublease for three additional five year terms.

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


                                20 of 25

                                   PART II

 ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

 A.  MARKET INFORMATION

 The common stock, $25 par value of the Company, is not listed on any exchange nor actively traded. Since the Company is not aware of the price of all trades, the price is established by determining what a willing buyer will pay a willing seller. The stock prices shown below are based upon trades that the Bank has knowledge of from Paine Webber and represent a range of the high and low bids for each quarter ended in 1995 and 1996.

              1st              2nd               3rd             4th
            Quarter          Quarter           Quarter          Quarter

 1995     $160.00/175.00   $125.00/169.26   $150.00/167.00   $167.00/170.00
 1996     $170.00/180.00   $180.00/210.00   $198.00/210.00   $200.00/235.00

 B.  HOLDER

 As of March 1, 1997 there were approximately 665 stockholders of record.

 C.  DIVIDENDS

       1.  History

 The following table shows the cash dividends declared by Union Bankshares Company on its common stock, $25 par value:

                                 1996              1995
 First Quarter                  $1.00             $ .75
 Second Quarter                  1.00              1.00
 Third Quarter                   1.00              1.00
 Fourth Quarter                  1.00              1.00
 Total                          $4.00             $3.75

 Cash dividends declared
   per common share             $4.00             $3.75

                               21 of 25

  Item 6: Selected FINANCIAL DATA
            (in thousands)

  Set forth below is a Consolidated Summary of Operations for the Company for each of the last five years.

                            1996      1995        1994      1993       1992

INTEREST AND DIVIDEND INCOME
 Int and Fees on Loans    $ 9,192    $ 8,781    $ 7,501   $ 7,324    $ 8,824
 Int on Fed Funds Sold         76        424        209       263        176
 Int on AFS Securities      5,256      4,230      4,447         0          0
 Int on HFS Securities          0          0          0     4,199      4,025
 Int on HTM Securities        244        420        520       607        674

 Total Interest Earned    $14,768    $13,855    $12,677   $12,393    $13,699

INTEREST EXPENSE
 Interest on Deposits       5,174      4,767      4,084     4,556      5,876
 Interest on C/D's
  $100,000 and Over           227        274        101       169        273
 Interest on Short-term
  Borrowings                  229         11          2         1          1

 Total Interest Expense     5,630      5,052      4,187     4,726      6,150

NET INTEREST INCOME         9,138      8,803      8,490     7,667      7,549
 Provision for loan losses    120         30          0        30      1,075

 Net Interest Income
  after Loan Provision      9,018      8,773      8,490     7,637      6,474

NONINTEREST INCOME
 Net Securities Gains           3          3         98       267      1,098
 Trust Department             488        444        400       413        381
 Service Charges on
  Deposit Accounts            338        310        311       324        331
 Other Income               1,378      1,232      1,271     1,255      1,189

 Total Noninterest Income   2,207      1,989      2,080     2,259      2,999

 Income Before Non-Interest
    Expenses               11,225     10,762     10,570     9,896      9,473

NONINTEREST EXPENSE
 Salaries and Employee
  Benefits                  4,010      4,019      3,967     3,497      3,239
 Net Occupancy Expense        845        777        767       780        712
 Equipment Expense            233        201        180       173        190
 FDIC Insurance                 2        185        345       349        387
 Other Expenses             2,633      2,277      2,161     2,235      2,430

 Total Noninterest Expense  7,723      7,459      7,420     7,034      6,958

INCOME BEFORE TAXES         3,502      3,303      3,150     2,862      2,515

 Income Taxes               1,050        885        796       797        595

 Income Before Cumulative
  Effect of Change in
   Accounting Principle     2,452      2,418      2,354     2,065      1,920

 Cumulative Effect of
  Change in Accounting for
   Income Taxes                 0          0          0        68          0

  NET INCOME               $2,452     $2,418     $2,354    $2,133     $1,920

  Net Income Per
   Common Share            $12.14     $11.98     $11.66    $10.55     $ 9.51

  Cash Dividends Declared
   Per Common Share        $ 4.00     $  3.75    $ 3.00    $ 3.00     $ 2.26



 The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, and with Management's discussion and analysis of financial condition.








                                23 of 25


 ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report is incorporated herein by reference.

 ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          (a) The financial statements required are contained in the Company's 1996 Annual Report and are incorporated herein by reference.

 ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                            FINANCIAL DISCLOSURE

 Previously reported in 8K filing in 1995.

                                   PART III

 ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 The information called for by this Item (and Items 11, 12, and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated March 28, 1997 for its regular annual meeting of stockholders to be held April 17, 1997, where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF AND ELECTION OF DIRECTORS."

 ITEM 11:  EXECUTIVE COMPENSATION

 See Item 10.



 ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 See Item 10.

 ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 See Item 10.

                               24 of 25

                                   PART IV

 ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)  Financial Statements and Exhibits

          (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to stockholders for its fiscal year ended December 31, 1996 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.


                                                           Exhibit 13
                                                           Page Number
 Consolidated Balance Sheets
     December 31, 1996 and 1995                               34
 Consolidated Statements of Income
     For the years ended December 31, 1996, 1995, 1994        35
 Consolidated Statements of Changes in Stockholders' Equity
     For the years ended December 31, 1996, 1995, 1994        36
 Consolidated Statements of Cash Flow
     For the years ended December 31, 1996, 1995, 1994      37 - 38
 Notes to Consolidated Financial Statements                 39 - 50
 Independent Auditors Opinion                                 51

 Supplementary schedules are omitted as they are not required or included in the Annual Report to shareholders.

                      (2)    Exhibits required by Item 601 - see Item 14(c)

          (b)  Reports on Form 8-K

                During the registrant's fiscal quarter ended December 31, 1996, the registrant was not required to and did not file any Reports on Form 8-K.

 (c)  Exhibits
          Exhibit #            Description

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

          * 10.1               Employee benefit plan for the employees
                               of Union Trust Company

                               Pension Plan for the employees of Union
                               Trust Company

                               401(k) Profit Sharing Plan for the
                               employees of Union Trust Company

                               Stock Purchase Plan for the employees of Union Trust Company

                                25 of 25

          11 Computation of earnings per share, is incorporated herein by reference to Note 1 to the Consolidated Financial Statements on page 39 of the 1996 Annual Report to Stockholders attached hereto as Exhibit 13.

          12 Statement for computation of ratios is incorporated herein by reference to "Part I, Item 1-Five Year Summary."

          13 The registrant's Annual Report to Stockholders for its fiscal year ended December 31, 1996. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10-K annual report, is furnished for the information of the Commission only and is not to be "filed" as part of the report.


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

                              26 of 25

                                  SIGNATURES

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 UNION BANKSHARES COMPANY           UNION BANKSHARES COMPANY

 Peter A. Blyberg, President        Sally J. Hutchins
 and Chief Executive Officer        Vice President, Treasurer and
                                    Controller

 March 27, 1997

 Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


      Arthur J Billings, Director
      Peter A Blyberg, Director
      Robert S Boit, Director
      Richard C Carver, Director
      Peter A Clapp, Director
      Sandra H Collier, Director
      Robert B Fernald, Director
      Douglas A Gott, Director
      David E Honey, Director
      Delmont N Merrill, Director
      Thomas R Perkins, Director
      Casper G Sargent, Director
      John V Sawyer, II, Director
      Stephen C Shea, Director
      Richard W Teele, Director
      Paul L Tracy, Director
      Richard W Whitney, Director