Form 10-Q
period 1997-06-30
UNION BANKSHARES CO/ME
filed 1997-08-08
CIK 745083

UNITED STATES
           SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C.  20549
                     FORM 10-Q

(Mark One)
( x )  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1997

                                     OR

(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

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

YES   XXX        NO

         Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

        Class                           Outstanding at March 31, 1997
(Common stock, $25.00 Par value)                   201,588


                                1 of 15



                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I           Financial Information                      Page No.

Item 1:          Financial Statements

                 Condensed consolidated balance sheets-
                 March 31, 1997,  March 31, 1996,
                 December 31, 1996                             3

                 Condensed consolidated statements of income-
                 three months ended March 31, 1997
                 and March 31, 1996                            4

                 Condensed consolidated statements of cash flows-
                 three months ended March 31, 1997
                 and March 31, 1996                            5

Item 2:          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations         6-14

PART II          Other information

Item 1:          Legal Proceedings                            14

Item 2:          Changes in Securities                        14

Item 3:          Defaults Upon Senior Securities              14

Item 4:          Submission of Matters to a Vote of
                 Security Holders                             14

Item 5:          Other Information                            14

Item 6:          Exhibits and Reports on Form 8-K             14



                                                                  2 of 15

                    UNION BANKSHARES COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                 March 31      March 31      December 31
                                   1997          1996            1996
                               (Unaudited)    (Unaudited)     (Audited)*
ASSETS

Cash and due from banks      $  6,431,468    $  5,125,853    $  9,458,971
Assets held for sale           83,959,798      83,522,985      80,022,554
  (MARKET VALUE AT 3/31/97)
Held to maturity securities
 at cost                       10,299,224       4,113,413       4,786,800
Federal Funds Sold                145,060         137,691         143,209
Loans (net of unearned
 discount)                     99,086,724      94,253,799     100,970,391
Less: Allowance for
 loan losses                    2,109,739       1,966,490       2,083,831
Net Loans                    $ 96,976,985    $ 92,287,309    $ 98,886,560

Premises, furniture
 & equip net                    2,932,713       3,110,389       2,917,112
Other Assets                    5,899,117       5,948,192       5,851,051
Total Assets                 $206,644,365    $194,245,832    $202,066,257

LIABILITIES & STOCKHOLDERS
   INVESTMENTS

Deposits:
  Demand                     $ 16,212,534    $ 16,141,029    $ 19,185,504
  Savings                      77,463,811      76,931,987      79,530,138
  Time                         71,955,435      65,841,515      70,113,369
Total Deposits                165,631,780     158,914,531     168,829,011
Borrowed Funds                 11,333,000       9,465,000       6,173,000
Accrued Expenses & Other
  Liabilities                   6,440,914       3,981,271       3,350,388
Total Liabilities            $183,405,694    $172,360,802    $178,352,399

STOCKHOLDERS INVESTMENT

Common Stock                    5,062,875       5,062,875       5,062,875
Surplus                         3,948,797       3,948,797       3,948,797
Retained Earnings              14,972,866      13,129,952      14,929,681
Net Unrealized Gain/(Loss) on
 Securities Available for Sale   (615,795)       (202,391)       (171,460)
Less: Treasury Stock              130,072          54,203          56,035
Total Stockholders
  Investment                 $ 23,238,671    $ 21,885,030    $ 23,713,858
Total Liabilities & Stockholders
  Investment                 $206,644,365    $194,245,832    $202,066,257

*Condensed from audited financial statements
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.






                                3 of 15

                          UNION BANKSHARES COMPANY
                 Condensed Consolidated Statements of Income
                                 (UNAUDITED)
                                           Three Months Ended-March 31,
                                                 1997             1996
INTEREST INCOME
   Interest and Fees on Loans                $2,264,688      $2,133,990
   Interest and Fees on Municipal
         Loans and Bonds                        120,611         145,222
   Interest and Dividends on Securities       1,365,454       1,312,373
   Interest on Federal Funds Sold                 9,261          26,286
   Amortization & Accretion - Net                21,992           5,908
         Total Interest Earned                3,782,006       3,623,779

INTEREST EXPENSE
   Interest on Deposits                       1,399,310       1,349,453
   Interest on Funds Purchased/Borrowed          71,674          34,435
          Total Interest Expense              1,470,984       1,383,888

NET INTEREST INCOME                           2,311,022       2,239,891
   Provision for loan losses                     30,000          30.000

NET INTEREST INCOME AFTER LOAN PROVISION      2,281,022       2,209,891

NONINTEREST INCOME
   Exchange, Commission & Fees                  165,097         179,860
   Trust Department                             129,677         115,502
   Financial Service Fees                        18,072          17,904
   Other Income                                 168,992         161,393
   Net Securities Gains (Losses)                  2,400             (41)
            Total Noninterest Income            484,238         474,618

NONINTEREST EXPENSE
   Salaries and Employee Benefits               962,590       1,138,787
   Building Maintenance & Operations            120,244         131,466
   FDIC Insurance                                10,152             500
   Other Expenses                               769,745         729,914
             Total Noninterest Expense        1,862,731       2,000,667

INCOME BEFORE TAXES                             902,529         683,842
   Income Taxes                                 260,000         178,000

NET INCOME                                   $  642,529      $  505,842

Per Share Data:
   Net Income                                      3.19            2.51
   Dividends Declared                              1.00            1.00


                                4 of 15


                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                for the Quarter Ended March 31, 1997 and 1996

                                                 1997               1996
Net Cash Flows Provided by Operating Activities:
   Net Income                               $    642,529     $    505,842
     Adjustments to reconcile net income
     to net cash provided by operating activities:
         Depreciation and amortization            97,662           93,381
         Provision for loan losses                30,000           30,000
         Net securities gains                          0                0
         Net change in other assets             (369,985)        (339,647)
         Net change in other liabilities       3,090,526         (146,375)
         Net amortization of premium
           on investments                        (21,666)        (275,078)
         Net change in OREO                       17,399                0
         Net change in deferred loan
           origination fees                       95,078          (13,537)
         Origination of loans held for sale   (1,917,492)      (3,046,595)
         Proceeds from loans held for sale     1,562,706        2,481,209
         Total adjustments                     2,584,228       (1,216,642)
     Net cash provided by operating
         activities                            3,226,757         (710,800)

Cash Flows From Investing Activities:
          Purchase of investments            (12,758,251)     (22,948,788)
          Proceeds from sales of investments           0                0
          Proceeds from maturities
            of investments                     2,841,213       12,521,041
          Net change in loans to customers     1,784,497       (1,156,215)
          Capital expenditures                   191,256          (49,920)
      Net cash used in investing activities  (7,941,285)      (11,633,882)

Cash Flows From Financing Activities:
         Net Increase in other Borrowed Funds  5,160,000        9,355,000
        Net increase(decrease) in deposit     (3,197,231)      (5,699,245)
         Transfer to Holding Company                   0          472,000
        Purchase of Treasury Stock               (77,000)               0
        Proceeds from sale of Treasury Stock      7,350            15,810
        Proceeds from issuance Common Stock      (4,387)              312
        Payment to eliminate fractional shares        0                 0
        Dividends paid                         (199,856)         (201,911)
     Net cash provided by financing
         activities                           1,688,876         3,941,966
Net increase (decrease) in cash and
         cash equivalents                    (3,025,652)       (8,402,716)
Cash and cash equivalents at
         beginning of year                    9,602,180        13,666,260
Cash and cash equivalents
         at 3/31/97 & 3/31/96               $ 6,576,528      $  5,263,544

    Supplemental Schedule of Non-Cash Investing and Financing Activities Net increase (decrease) as a result of adopting Statement of Financial
         Accounting Standards No. 115
        Available for sale securities           615,795          (306,654)
        Deferred income liability               317,228           104,263
      Net unrealized gain(losses) on
         available for sale securities      $   933,023      $   (202,391)


                                5 of 15

                 Notes to Consolidated Financial Statements
                                  Unaudited

(A)  Basis of Presentation

         The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the three-month period ended March 31, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

         Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1996.

(B)  Earnings Per Share

         Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of March 31, 1997 were 201,588.

(C)  Off-Balance Sheet Items

         In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instrument involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 1997 and March 31, 1996, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                      March 31
                                                  (000's omitted)
                                              1997                1996
1.  Unused Commitments:

 A.  Revolving , open-end lines secured by
         1-4 family residential properties,
         e.g., Home Equity lines             5,976               5,666
B.  Credit card lines                        5,987               5,840
C.  Secured real estate loans                1,747               3,233
D.  Other                                   14,130              17,833

2.  Financial Standby Letters of Credit:        61                  42

3.  Mortgages Transferred With Recourse:         0                   0








                                6 of 15

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

(G)  Recent Accounting Developments

         In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", effective for financial statements for the fiscal year beginning after December 31, 1996. SFAS No. 125 requires entities to recognize (for each contract in existence before 1/1/97), previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees shall be combined, net of any previously recognized servicing obligations under contract, as a servicing asset or liability. The Company has not determined the impact of adopting SFAS No. 125. It amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities", and supercedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". Effective December 1996, SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date (a) of paragraph 15 and (b) for repurchase agreements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" effective for financial statements for the fiscal year beginning after December 15, 1997. The statement establishes standards for computing and presenting earnings per share (EPS) and simplifies the standards for computing EPS previously found in APB Opinion No. 15, "Earnings Per Share".

         Also in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure" effective for financial

                                7 of 15

statements for periods ending after December 15, 1997. The statement establishes standards for disclosing information about an entity's capital structure.
                   8 of 15

         MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION


Earnings and Performance Overview

         Net income increased $136,687 or 27.0% for the first three months of 1997 versus the same period in 1996.
         The following table summarizes the status of the bank's earnings per share:


March 31,

                                                1997          1996
Earnings Per Share                              3.19          2.51
Return on Average Shareholders Equity           2.76A         2.39B
Return on Average Assets                        0.32A         0.27B
Return on Average Earning Assets                0.34A         0.39B

         A = annualized returns are: 11.04, 1.28%, and 1.36%, respectively. B = annualized returns are: 9.56, 1.08%, and 1.56%, respectively.

         The healthy increase in net income for the first quarter 1997 versus the first quarter 1996, results primarily from an increase in net interest income, noninterest income and a decrease in noninterest expenses.

         Due to increased loan and investment dollars and an increase in interest rates in the first quarter of 1997, net interest income was up some $71,000 from the same period last year.

         The increase in noninterest income results primarily from improvements in bankcard fees and trust fees offset by decreases in loan and bank fee categories.

         Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses were down some $138,000 from the same period in 1996.

         Major initiatives made in 1996 on streamlining the Bank's work flows and redesigning processes and procedures with the goal of significantly improving efficiencies continue to be a positive factor as 1997 unfolds.

         A decrease in salaries and employee benefits, due to reduced staff levels and improved productivity, and the payment of a 27th pay period in 1996 were major contributors for the decline in noninterest expense.

         The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area continues to be sluggish, inflation remains low and growth will be moderate and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan, and remain within the risk parameters we have set for ourselves, with the goals of improved earnings and productivity.

NET INTEREST INCOME

         Net interest income, the difference between interest income on


                                9 of 15
earning assets such as loans and investment securities and interest expense on interest bearing liabilities such as funds on deposit and borrowed funds continues to be the most significant determinant of the Company's earnings performance. Because of the significance of net interest income, the management of interest rate risk has become increasingly important to ensure the continued profitability of the Bank. Interest rate risk results from volatile interest rates, increased competition, and changes in the regulatory environment. As a banking company, our exposure to interest rate movements is controlled by matching the interest rates as well as the maturities of assets and liabilities.

         Net interest income for the first quarter of 1997 was $2,311,022; up $71,131 or 3.18% over the same period in 1996.

         The following table illustrates the bank's net interest spread position:


                     Three Months Ended March 31,
                             1997                 1996

 Yield on Earning Assets     8.25%                8.29%

 Cost of All Funds           3.23%                3.02%

 Net Interest Spread         5.03%                5.27%

         The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

         The provision for loan losses remained consistent at $30,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 1997 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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




                               10 of 15


         The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:
                                                          (000's Omitted)
                                                        Three Months Ended
                                                             March 31,

                                                           1997      1996
1.       Nonaccrual Loans                                   818       645
2.       Loans past due 90 days & accruing                  205         6
3.       Restructured loans                                   0         0
4.       Other real estate owned (including insubstance
         foreclosure)                                       521     1,206
5.       Total nonperforming assets                       1,544     1,857
6.       Ratio of total nonperforming loans to capital and the
         allowance for loan losses (Texas ratio)           4.04      7.79
7.       Ratio of net (recoveries) chargeoffs to loans   .00004   (.00062)
8.       Ratio of allowance for loan losses to loans       2.13      2.09
9.       Coverage ratio(allowance for loan losses divided
         by nonperforming assets)                        136.64    105.87
10.      Ratio of nonperforming assets to total assets      .75       .96
11.      Ratio of nonperforming loans to total loans        .53       .71

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

         Noninterest income, excluding security gains/(losses), increased $7,179 or 1.51%, during the first quarter of 1997 versus 1996.

         The increase is primarily due to an increase of credit card income of $20,164 or 26.14%, and trust department income of $14,175 or 12.27%, offset by decreases in loan and bank fees.

         Net security gains/(losses) amounted to $2,400 and ($41) for the three months ended March 31, 1997 and 1996, respectively.

NONINTEREST EXPENSES

         Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

         A generally flat economy in Maine and in particular in Downeast Maine, has compelled or should compel banking institutions of our size to manage their institutions prudently and conservatively. This we are committed to do. Accordingly, a concerted effort in reducing noninterest expenses was a major undertaking in fiscal 1996, and continues to be a

                               11 of 15
factor in 1997.

         Noninterest expenses decreased $137,936 or 6.89% for the first quarter of 1997 versus the first quarter of 1996. A decrease in salaries and benefits, due to reduced staff levels and improved productivity, and the payment of a 27th pay period in 1996 were major contributors for the decline.

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

         The status of the Bank's income tax expense is as follows:

                                      Tax Expense         Effective Rate
                                     1997     1996         1997   1996
Three Months ended March 31,      $260,000  $178,000       28.8   26.0

INTEREST RATE GAP ANALYSIS

         Attention should be directed to the interest rate gap analysis as of December 31, 1996 as provided on page 31 in the Bank's 1996 Annual Report. Data as of March 31, 1997 is essentially identical to that reported in the Form 10K.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

         Shareholders' Equity was as follows for the following periods:

                            SHAREHOLDER'S EQUITY

                                             Amount           Book Value
                                                              Per Share

         March 31, 1997                    $23,238,671         $115.28
         March 31, 1996                    $21,885,030         $108.56
         December 31, 1996                 $23,713,858         $114.88

         During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 1997 the Company had met the minimum capital ratios. In fact, the Bank's

                               12 of 15
strong capital position at March 31, 1997 exceeded the minimums established by the Federal Reserve Board as follows:

                          March 31, 1997       Minimum Regulatory
                                                 Requirements

Tier 1 Capital Ratio          21.2                  4.0%
Total Capital Ratio           22.5                  8.0%
Leverage Ratio                13.7

DIVIDENDS

         The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

         Cash dividends per share declared on common stock were $1.00 for the first quarter of 1997 and 1996.

STOCK DIVIDENDS

         There has been no stock dividend declared since April 12, 1995.

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

         Union Trust Company is liability-sensitive as a result of the current interest rate environment and its callable bond portfolio. Income cash flows indicate a more asset-sensitive condition. Bank earnings may be negatively affected, should interest rates fall.

         As of March 31, 1997, the Bank's ratio of rate-sensitive assets to rate-sensitive liabilities at the one-year horizon was 63%, its one-year GAP

                               13 of 15
(measurement of interest sensitivity of interest-earning assets and interest-bearing liabilities at a point in time) was -23%, and $123,590,000 in assets and $75,369,000 in liabilities will be repriceable in one year.

         In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

         The status of the Bank's sources of cash to fund its operation are as follows:

                                                        March 31,
                                                 1997            1996
Net cash from operations                   $   3,226,757    $   (710,800)
Net cash from investing activities         $  (7,941,285)   $(11,633,882)
Net cash from financing activities         $   1,688,876    $  3,941,966
Net increase                               $  (3,025,652)   $ (8,402,716)

BALANCE SHEET ANALYSIS

         The Bank experienced a healthy increase in loan demand during the first three months of 1997; the quality and strength of the balance sheet remains strong.

         The following financial statistics give a general overview and profile of the Company:

                                         As of March 31,
                                                              Increase
                            1997             1996            (Decrease)

Total Assets            $206,644,365       $194,245,832      $12,398,533
Total Earnings Assets   $191,381,037       $180,061,398      $11,319,639
Loans                   $ 99,086,724       $ 94,253,799      $ 4,832,925
Securities              $ 94,404,082       $ 83,897,365      $10,506,717
Deposits                $165,631,780       $158,914,531      $ 6,717,249
Capital                 $ 23,238,671       $ 21,885,030      $ 1,353,641


         SECURITIES PORTFOLIO

         The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $10,506,717 or 12.5% as of March 31, 1997 as compared to a 12.6% increase at March 31, 1996. The Bank continues its prefunding strategy for its security portfolio during the first quarter of 1997 as evidenced by security and borrowings balances.

         The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

         Loan demand was strong during the first quarter of 1997 and thus

                               14 of 15
the Bank experienced an increase of $4,832,925 or 5.13% at March 31, 1997 versus March 31, 1996.

         It should be pointed out that the Bank has sold and serviced $45,884,102 of real estate loans and $4,025,369 of commercial mortgages and has over $3,595,840 of loans held for sale at March 31, 1997.

         The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 1997.

         The Bank's loan-to-deposit ratio was 59.7% and the allowance for loan losses 2.1% of total loans at March 31, 1997.

         Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

         In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

         Total deposits increased $6,717,249 or 4.23% over the comparable period in 1996, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our asset and liabilities to maintain stable net interest margins.

         The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

         The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.22% of its deposit base.


                                   PART II

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            A.  Non-Applicable.

            B.  Reports on Form 8-K.

            During the Registrant's fiscal Quarter Ended March 31, 1997, the Registrant was not required to and did not file any reports on Form 8-K.


                               15 of 15

                                 SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                        UNION BANKSHARES COMPANY


May 8, 1997             Peter A. Blyberg, President

                        Sally J. Hutchins, Vice President/Treasurer














































                                                                 16 of 15