Form 10-Q
period 1997-09-30
UNION BANKSHARES CO/ME
filed 1997-11-12
CIK 745083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                      FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997
                  OR
(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________to__________

Commission File Number 2-90679

                         UNION BANKSHARES COMPANY
         (Exact name of registrant as specified in its charter)

     MAINE                                       01-0395131
(State or other jurisdiction         (I.R.S. Employer Identification No.)
of incorporation of organization)

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                       Outstanding at September 30, 1997
(Common stock, $12.50 Par Value)                   482,932


                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I         Financial Information                           Page No

        Item 1               Financial Statements


               Condensed consolidated balance sheets-
               September 30, 1997, September 30, 1996, and        3
               December 31, 1996

               Condensed consolidated statements of income-
               Nine months ended September 30, 1997 and
               September 30, 1996
               Three months ended September 30, 1997 and        4-5
               September 30, 1996

               Condensed consolidated statements of cash flows-
               Nine months ended September 30, 1997 and          6
               September 30, 1996

        Item 2      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations         7-15

PART II        Other Information

        Item 1:   Legal Proceedings                              16

        Item 2:   Changes in Securities                          16

        Item 3:   Defaults Upon Senior Securities                16

        Item 4:   Submission of Matters to a Vote of
                  Security Holders                               16

        Item 5:   Other Information                              16

        Item 6:   Exhibits and Reports on Form 8-K               16



                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                    September 30  September 30   December 31
                                        1997          1996           1996
                                    (Unaudited)   (Unaudited)    (Audited)*

ASSETS

Cash and due from banks             $  8,883,318  $  9,066,768   $  9,458,971
Assets held for sale                  72,825,300    76,489,668     80,022,554
(MARKET VALUE AT 9/30/97)
Held to maturity securities at cost   26,998,978     3,278,353      4,786,800
Federal funds sold                       149,068     3,041,360        143,209

Loans (net of unearned discount)     104,659,319    98,149,651    100,970,391
Less: Allowance for loan losses        2,166,766     1,989,448      2,083,831
Net Loans                           $102,492,553  $ 96,160,203   $ 98,886,560

Premises, furniture & equip net        2,913,776     2,984,262      2,917,112
Other assets                           5,510,746     6,350,761      5,851,051
Total Assets                        $219,773,738  $197,371,375   $202,066,257
LIABILITIES
Deposits:
  Demand                            $ 20,325,536  $ 22,121,054   $ 19,185,504
  Savings                             77,303,178    84,166,356     79,530,138
  Time                                75,723,826    65,745,074     70,113,369
Total Deposits                       173,352,540   172,032,484    168,829,011
Borrowed Funds                        12,234,250       110,000      6,173,000
Accrued Expenses & Other Liabilities   9,519,886     3,299,600      3,350,388
Total Liabilities                   $195,106,676  $175,442,084   $178,352,399

SHAREHOLDERS' EQUITY

Common Stock                        $  6,069,300  $  5,062,875   $  5,062,875
Surplus                                3,948,797     3,948,797      3,948,797
Retained Earnings                     14,613,212    13,908,527     14,929,681
Net Unrealized Gain/(Loss) on
 Securities Available for Sale          199,845       (935,185)      (171,460)
Less:   Treasury Stock                  164,092         55,723         56,035
Total Shareholders' Equity         $ 24,667,062   $ 21,929,291   $ 23,713,858
Total Liabilities &
 Shareholders' Equity              $219,773,738   $197,371,375   $202,066,257

*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.

                              UNION BANKSHARES COMPANY
                    Condensed Consolidated Statements of Income
                                    (UNAUDITED)

                                             Nine Months Ended - September 30,
                                                     1997             1996
INTEREST INCOME
  Interest and Fees on Loans                     $ 6,976,452      $ 6,615,487
  Interest and Fees on Municipal Loans and Bonds     434,442          407,041
  Interest and Dividends on Securities             4,573,982        3,962,502
  Interest on Federal Funds Sold                      26,613           44,410
  Amortization & Accretion - Net                      56,484           (1,384)
     Total Interest Earned                        12,067,973       11,028,056

INTEREST EXPENSE
  Interest on Deposits                             4,326,960        4,020,343
  Interest on Funds Purchased/Borrowed               627,734          217,846
     Total Interest Expense                        4,954,694        4,238,189

NET INTEREST INCOME                                7,113,279        6,789,867
  Provision for Loan Losses                           90,000           90,000

NET INTEREST INCOME AFTER LOAN PROVISION           7,023,279        6,699,867

NONINTEREST INCOME
  Exchange, Commission & Fees                        642,825          608,302
  Trust Department                                   426,329          355,338
  Financial Service Fees                              52,154           52,550
  Other Income                                       698,001          651,256
  Net Securities Gains/(Losses)                       (5,298)           3,737
     Total Noninterest Income                      1,814,011        1,671,183
NONINTEREST EXPENSE
  Salaries and Employee Benefits                   3,038,990        3,123,807
  Building Maintenance & Operations                  359,768          364,434
  FDIC Insurance                                      20,312            1,500
  Other Expenses                                   2,539,239        2,512,679
     Total Noninterest Expense                     5,958,309        6,002,420

INCOME BEFORE TAXES                                2,878,981        2,368,630
  Income Taxes                                       914,000          690,000

NET INCOME                                       $ 1,964,981      $ 1,678,630

Per Share Data:
  Net Income                                           $4.07            $3.48
  Dividends Declared                                   $ .50            $ .50

                             UNION BANKSHARES COMPANY
                  Condensed Consolidated Statements of Income
                                    (UNAUDITED)

                                            Three Months Ended - September 30,
                                                       1997          1996
INTEREST INCOME
  Interest and Fees on Loans                        $2,349,079     $2,296,629
  Interest and Fees on Municipal Loans and Bonds       160,951        120,366
  Interest and Dividends on Securities               1,648,918      1,298,949
  Interest on Federal Funds Sold                         6,760         14,548
  Amortization & Accretion - Net                        10,909         (5,166)
     Total Interest Earned                           4,176,617      3,725,326

INTEREST EXPENSE
  Interest on Deposits                               1,496,107      1,346,086
  Interest on Funds Purchased/Borrowed                 344,696         74,690
     Total Interest Expense                          1,840,803      1,420,776

NET INTEREST INCOME                                  2,335,814      2,304,550
  Provision for Loan Losses                             30,000         30,000

NET INTEREST INCOME AFTER LOAN PROVISION             2,305,814      2,274,550

NONINTEREST INCOME
  Exchange, Commission & Fees                          297,519        237,184
  Trust Department                                     149,609        120,937
  Financial Service Fees                                18,427         19,167
  Other Income                                         338,124        306,395
  Net Securities Gains/(Losses)                         (7,581)             0
     Total Noninterest Income                          796,098        683,683

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,108,417      1,025,002
  Building Maintenance & Operations                    121,971        109,156
  FDIC Insurance                                         5,046            500
  Other Expenses                                       936,171        875,927
     Total Noninterest Expense                       2,171,605      2,010,585

INCOME BEFORE TAXES                                    930,307        947,648
  Income Taxes                                         290,000        293,000

NET INCOME                                          $  640,307     $  654,648

Per Share Data:
  Net Income                                             $1.33          $1.36
  Dividends Declared                                     $ .50          $ .50


                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Nine Months Ended September 30, 1997 and 1996

                                                        1997          1996
Net Cash Flows Provided by Operating Activities:
  Net Income                                         $1,964,981    $1,678,630
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      315,156       297,094
     Provision for loan losses                           90,000        90,000
     Net securities gains                                     0             0
     Loss on sale of other real estate owned             27,399             0
     Provision for other real estate owned               15,000             0
     Net change in other assets                        (126,613)     (656,801)
     Net change in other liabilities                  6,169,498      (208,797)
     Net amortization of premium on investments         241,029         1,386
     Net change in deferred loan origination fees        27,580        71,911
     Origination of loans held for sale              (5,811,159)   (9,316,238)
     Proceeds from loans held for sale                5,651,685     7,319,990
     Total adjustments                                6,599,575    (2,401,455)
  Net cash provided by operating activities           8,564,556      (722,825)
Cash Flows From Investing Activities:
     Purchase of investments                        (63,810,745)  (27,008,214)
     Proceeds from sales of investments              36,280,474             0
     Proceeds from maturities of investments         12,436,521    24,762,119
     Net change in loans to customers                (3,723,573)   (5,017,198)
     Proceeds from sale of other real estate owned      424,519             0
     Capital expenditures                              (311,820)     (127,506)
   Net cash used in investing activities            (18,704,624)   (7,390,799)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other Borrowed Funds  6,061,250             0
     Net increase/(decrease) in deposits              4,523,529     6,674,615
     Transfer to Holding Company                              0       472,000
     Purchase of Treasury Stock                        (108,057)       (1,520)
     Proceeds from sale of Treasury Stock                 2,963        15,810
     Proceeds from issuance of Common Stock                   0           312
     Payment for fractional shares                      (29,699)            0
     Dividends paid                                    (879,712)     (605,725)
  Net cash provided by financing activities           9,570,274     6,555,492
Net increase/(decrease) in cash and cash
  equivalents                                          (569,794)   (1,558,132)
Cash and cash equivalents at beginning of year        9,602,180    13,666,260
Cash and cash equivalents at 9/30/97 & 9/30/96       $9,032,386   $12,108,128

              Supplemental Schedule of Non-Cash Investing and
                          Financing Activities
                                                        1997          1996
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                     356,011     (1,416,947)
     Deferred income/(expense) liability              (156,166)       481,762
Net unrealized gain/(loss) on available for sale
     securities                                      $ 199,845      $(935,185)


                     Notes to Consolidated Financial Statements
                                   Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the nine month period ended September 30, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of September 30, 1997 were 485,544 and have been restated for 1997, 1996 and 1995 to reflect the July 1997 20% stock dividend and a 2 for 1 stock split.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 1997, and September 30, 1996, the following financial instruments, whose contractamounts represent credit risk, were outstanding.
                                                            September 30
                                                           (000's omitted)
                                                            1997       1996
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                         6,191      5,808
  B.   Credit card lines                                    6,088      5,711
  C.   Secured real estate loans                            5,785      3,722
  D.   Other                                               11,223     13,753

2.   Financial Standby Letters of Credit:                      35         56

3.   Mortgages Transferred With Recourse:                       0          0


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

(G)  Recent Accounting Developments

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", effective for financial statements for the fiscal year beginning after December 31, 1996. SFAS No. 125 requires entities to recognize (for each contract in existence before (1/1/97), previously recognized servicing rights and "excess servicing" receivables that do not exceed contractually specified servicing fees shall be combined, net of any previously recognized servicing obligations under contract, as a servicing asset or liability. The Company has not determined the impact of adopting SFAS No. 125. It amends and extends to all servicing assets and liabilities the accounting standards for mortgage servicing rights now in FASB Statement No. 65 "Accounting for Certain Mortgage Banking Activities", and supersedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights". Effective December 1996, SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125", defers for one year the effective date (a) of paragraph 15 and (b) for repurchase agreements.

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

Also in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 129, "Disclosure of Information about Capital Structure" effective for financial statements for periods ending after December 15, 1997. The statement establishes standards for disclosing information about an entity's capital structure.

              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATION


Earnings and Performance Overview

Net income increased $286,351 or 17.1% for the first nine months of 1997 versus the same period in 1996. The following table summarizes the status of the bank's earnings per share:

                                                     September 30,
                                                    1997         1996
Earnings Per Share                                  4.07         3.48
Return on Average Shareholders Equity               8.43%A       7.68%B
Return on Average Assets                            0.94%A       0.86%B
Return on Average Earning Assets                    1.03%A       0.95%B

A=annualized returns are: 11.24%, 1.25%, and 1.37%, respectively. B=annualized returns are: 10.24%, 1.15%, and 1.27%, respectively.

The healthy increase in net income for the third quarter and the first nine months of 1997 versus the same periods in 1996 results primarily from an increase in net interest income, noninterest income and a decrease in noninterest expenses.

Due to increased loan and investment dollars and a .25% increase in interest rates in the first quarter of 1997, net interest income was up some $323,000 from the same period last year.

The increase in noninterest income results primarily from improvements in bankcard fees, trust fees and bank fees offset by decreases in loan department fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses were down some $44,000 from the same period in 1996.

Major initiatives made in 1996 on streamlining the Bank's work flows and redesigning processes and procedures with the goal of significantly improving efficiencies continue to be a positive factor during 1997 in many of the expense categories. A decrease in salaries and employee benefits, due to reduced staff levels and improved productivity, and the payment of a 27th pay period in 1996 were major contributors for the decline in noninterest expense. The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area continues to be sluggish, inflation remains low, and growth will be moderate and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan and remain within the risk parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets such as loans and investment securities and interest expense on interest bearing liabilities such as funds on deposit and borrowed funds continues to be the most significant determinant of the Company's earnings performance. Because of the significance of net interest income, the management of interest rate risk has become increasing important to ensure the continued profitability of the Bank. Interest rate risk results from volatile interest rates, increased competition, and changes in the regulatory environment. As a banking company, our exposure to interest rate movements is controlled by matching the interest rates as well as the maturities of assets and liabilities.

Net interest income for the third quarter of 1997 was $2,335,814, up $31,264 or 1.4% and for the first nine months of 1997 was $7,113,279, up $323,412 or 4.76% over the same periods in 1996.

The following table illustrates the bank's net interest spread position:

                                         Nine Months Ended September 30,
                                                    1997           1996

Yield on Earning Assets                            8.26%          8.23%
Cost of all Funds                                  3.22%          2.90%
Net Interest Spread                                5.04%          5.33%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses remained consistent at $90,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at September
30, 1997 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

Although management utilized its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or otherwise which would adversely affect the Company's results of operations.

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                       (000's Omitted)
                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
1.  Nonaccrual Loans                                     524        279
2.  Loans past due 90 days & accruing                     69        160
3.  Restructured loans                                     0          0
4.  Other real estate owned (including insubstance
    foreclosure)                                         376        940
5.  Total nonperforming assets                           969      1,379
6.  Ratio of total nonperforming loans to capital
    and the allowance for loan losses (Texas ratio)     2.21       1.83
7.  Ratio of net chargeoffs to loans                    0.006      0.00
8.  Ratio of allowance for loan losses to loans          2.07      2.03
9.  Coverage ratio (allowance for loan losses
    divided by nonperforming assets)                   223.63    144.23
10. Ratio of nonperforming assets to total assets         .44       .70
11. Ratio of nonperforming loans to total loans           .57       .45

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

Noninterest income, excluding securities gains/(losses), increased $151,863 or 9.1% and $119,996 or 17.6% for the three and nine months ended September 30, 1997 over the same period in 1996.

This increase is primarily due to an increase of credit card income of $96,093 or 27.1%, trust income of $70,991 or 19.9%, and customer account income of $32,523 or 5.68% offset by decreases in loan fees.

Net security gains/(losses) amounted to $(7,581) and $(5,298) for the three and nine months ended September 30, 1997 compared to $0 and $3,737 for the same periods in 1996.

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

Accordingly, a concerted effort in reducing noninterest expenses was a major undertaking in fiscal 1996, and continues to be a factor in 1997.

Noninterest expenses increased by $161,020 or 8.0% for the three months ended September 20, 1997 and decreased $44,111 or .73% for nine months ended September 30, 1997 over the same period in 1996. A decrease in salaries and benefits, due to reduced staff levels and improved productivity, and the payment of a 27th pay period in 1996 were major contributors for the decline.

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
                                      Tax Expense           Effective Rate
                                     1997      1996           1997    1996
Nine Months Ended September 30,    $914,000  $690,000        31.8%   29.1%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1996 as provided on page 31 in the Bank's 1996 Annual Report. Data as of September 30, 1997 is essentially identical to that reported in the Form 10K.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:


                                    SHAREHOLDERS' EQUITY
                                     Amount       Book Value
                                                   Per Share
September 30, 1997               $24,667,062          $51.08
September 30, 1996               $21,929,291          $45.41
December 31, 1996                $23,713,858          $39.72

During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 1997, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at September 30, 1997 exceeded the minimums established by the Federal Reserve Board as follows:

                                                          Minimum Regulatory
                                    September 30, 1997        Requirements
Tier 1 Capital Ratio                      20.5                   4.0%
Total Capital Ratio                       23.4                   8.0%
Leverage Ratio                            11.1

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the third quarter of 1997 and $1.00 for the third quarter of 1996.

STOCK DIVIDENDS

On June 11, 1997, the Board of Directors of Union Bankshares Company declared a 20% stock dividend payable to stockholders of record on June 27, 1997. The Board also declared a two for one stock split, subject to shareholder approval of an amendment to the Articles of Incorporation of the Company. A special shareholders meeting will be held on July 30 to vote said amendment.

LIQUIDITY MANAGEMENT

Liquidity management is the process by which the Bank structures its cash flow to meet requirements of its customers as well as day to day operating expenses.

Liquidity is provided from both assets and liabilities. The asset side of the balance sheet provides liquidity through the regular maturities on our securities portfolio, as well as the interest received on these assets. In addition, US Government securities may be readily converted to cash by sale in the open market. On the liability side, liquidity comes from deposit growth and the Bank's accessibility to other sources of borrowed funds. In this respect, liquidity is enhanced by a significant amount of core demand and savings deposits from a broad customer base.

As a part of the Bank's asset and liability management and liquidity needs, management actively evaluates its funding resource and strategies to reduce and manage the vulnerability of its operation to changes in interest rates.

When a Company's ability to reprice interest bearing liabilities exceeds its ability to reprice interest earning assets within shorter time periods, material and prolonged increases in interest rates generally adversely affect net interest income, while material and prolonged decreases in interest rates generally have the opposite effect.

A principal objective of the Company is to reduce and manage the vulnerability of its operations to changes in interest rates by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates.

As of September 30, 1997, Union Trust Company is liability sensitive. The Bank becomes asset sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of September 30, 1997, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 81%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 9% which is 91% matched, and $85,438,000 in assets and $104,036,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                        September 30,
                                                     1997           1996
Net cash from operations                        $  8,564,556    $  (722,825)
Net cash from investing activities              $(18,704,624)   $(7,390,799)
Net cash from financing activities              $  9,570,274    $ 6,555,492
Net increase (decrease)                         $   (569,794)   $(1,558,132)

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first nine months of 1997; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the
Company:

                                     As of September 30,
                                                                  Increase
                                      1997           1996        (Decrease)

Total Assets                      $219,773,738   $197,371,375   $22,402,363
Total Earnings Assets             $202,465,898   $178,969,584   $23,496,314
Loans                             $102,492,553   $ 96,160,203   $ 6,332,350
Assets Held for Sale              $ 72,825,300   $ 76,489,668   $(3,664,368)
Assets Held to Maturity           $ 26,998,978   $  3,278,353   $23,720,625
Deposits                          $173,352,540   $170,059,858   $ 3,292,682
Capital                           $ 24,667,062   $ 21,929,291   $ 2,737,771

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $20,056,257 to $99,824,278 or 45.4% of total assets as of September 30, 1997, as compared to 38.8% at September 30, 1996. The Bank continues its prefunding strategy for its security portfolio during the third quarter of 1997 as evidenced by security and borrowing balances.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth during the third quarter of 1997 and thus the Bank experienced an increase of $6,332,350 or 6.6% at September 30, 1997 vs September 30, 1996.

It should be pointed out that the Bank has sold and serviced $45,853,987 of real estate loans and $3,581,037 of commercial mortgages and has over $3,908,726 of loans held for sale at September 30, 1997.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at September 30, 1997.

The Bank's loan to deposit ratio was 60.4% and the allowance for loan losses 2.1% of total loans at September 30, 1997.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $3,292,682, or 1.9% over the comparable period in 1996, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.07% of its deposit base.


                                   PART II

Item 1:     N/A

Item 2:     N/A

Item 3:     N/A

Item 4: During the Registrant's fiscal quarter ended September 30, 1997, the Registrant held a special Stockholder's Meeting on Wednesday, July 30, 1997, to approve an increase in the number of the Company's authorized shares of common stock from 600,000 shares with a par value of $25.00 per share to 1,200,000 shares each with a par value of $12.50 per share. The final votes were:

               For:  139,417 or 69.1%
               Against:  2,163 or 1.1%
               Abstain:  2

Item 5:     N/A

Item 6:Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended September 30, 1997, the Registrant was not required to and did not file any reports on Form 8-K.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


November 5, 1997

                              Sally J. Hutchins, Vice President /Treasurer