Form 10-K
period 1997-12-31
UNION BANKSHARES CO/ME
filed 1998-03-26
CIK 745083

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-K

(Mark One)
( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  (FEE REQUIRED)
               For the fiscal year ended December 31, 1997

                                   OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934  (NO FEE REQUIRED)
          For the transition period from _________ to _________

                     Commission File Number 0-12958

                        UNION BANKSHARES COMPANY
         (Exact name of registrant as specified in its charter)

       MAINE                                  01-0395131
(State or other jurisdiction            (IRS Employer Identification No.)
of incorporation of organization)

66 Main Street, Ellsworth, Maine                04605
(Address of Principal Executive Offices)      (Zip Code)

Registrant's telephone number, including area code:    (207) 667-2504

Securities registered pursuant to Section 12 (b) of the Act:
 Title of each class         Name of each exchange on which registered
         None                                   None

      Securities registered pursuant to Section 12 (g) of the Act:
                     Common Stock   $12.50 Par Value

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES   XXX
NO _______

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this form 10-K   [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 6, 1998, was approximately $54,272,125.

482,767 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 17, 1998.
                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-K

PART I                                                  Page No.

Item 1:      Business                                     3-15
Item 2:      Properties                                  15-16
Item 3:      Legal Proceedings                             16
Item 4.      Submission of Matters to a Vote of
               Security Holders                            16

PART II

Item 5:      Market for Registrant's Common Equity
               and Related Stockholder Matters             17
Item 6:      Selected Financial Data                       18
Item 7:      Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations                       19
Item 7A:     Quantitative and Qualitative Disclosures
               About Market Risk                         19-20
Item 8:      Financial Statements and Supplementary Data   20
Item 9:      Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure                        20

PART III

Item 10:     Directors and Executive Officers of
               the Registrant                              20
Item 11:     Executive Compensation                        20
Item 12:     Security Ownership of Certain Beneficial
               Owners and Management                       20
Item 13:     Certain Relationship and Related
               Transactions                                20

PART IV

Item 14:     Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                   21-22

Signatures                                                 23

                                 PART I

ITEM I:  Business

Union Bankshares Company is a one-bank holding company incorporated in July 1984, organized under the laws of the State of Maine, that has acquired 99.928% of the common stock of Union Trust Company. The Company's only subsidiary is the Bank. Union Bankshares' holding company structure can be used to engage in permitted banking related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in those activities. The Company has no immediate plans to engage in such activities, but could do so if such action should appear desirable.

Union Trust is a full-service, independent, community bank that is locally owned and operated. Through its eleven offices, Union Trust serves the financial needs of individuals, businesses, municipalities and organizations in Hancock and Washington Counties. Union Trust offers a full range of consumer, commercial, trust and investment services. Now in its 110th year, Union Trust is committed to providing outstanding personalized service and maintaining and expanding its position as one of Maine's preeminent community banks.

Union Trust Company supports the people and communities it serves by contributing to programs that address human needs within the community. It also supports the volunteerism of the Bank's employees, directors and retirees. Reinvesting local money locally builds strong communities. Through these programs, Union Trust is able to give back to the community it serves.

On a continual basis, the Bank introduces new services and makes improvements to current offerings that will add value to customer relationships. Some of the service additions and improvements made during 1997 include:

    Implemented new procedures to handle Federal government electronic payment requirements, both making and receiving payments.
    Opened a new branch in Bar Harbor with Saturday hours during the summer.
    Introduced BankLine PC, 24-hour computer banking.
    Conducted four seminars and two adult education classes and held eight Business Round Table luncheons for area professionals to discuss business issues.

Union Trust's deposit services include: regular and basic checking accounts, small business checking, NOW accounts, money market accounts, Unlimited Club membership, savings accounts, Christmas Club, certificates of deposit, IRAs and Simplified Employee Pension (SEP) Plans. The Bank also provides the following loan products: personal loans, commercial loans, municipal loans, real estate loans, home equity loans, VISA and MasterCard credit cards, student loans, reserve checking and overdraft protection, and lines of credit. The following cash management services are also available at Union Trust: coin and currency exchange, merchant card services, cash concentration, direct debit, electronic Federal tax payment services (EFTPS), direct deposit payroll services, ACH and wire transfers. Union Trust also provides many convenient banking services:
ATM and Convenience Check Cards, BankLine telephone banking and BankLine PC computer banking, night deposit and safe deposit boxes.

Trust and Investment Services provides three distinct services: (1) custody and investment management, (2) retirement accounts and planning and (3) trust services, including estate planning. Investment services include investment management and advisory services, MutualPARTNERS (an asset allocation account using mutual funds), custodial services and safekeeping. The following retirement savings vehicles are available:
IRAs, Simplified Employee Pension (SEP) plans, SIMPLE IRAs, profit sharing and 401(k) plans, and money purchase pension plans. Trust services include trust administration, personal representative and fiduciary services and estate planning.

Union Trust's services are offered through our eleven convenient locations and Customer Service Call Center. Customers can also access their accounts 24 hours a day through our network of eleven ATMs, BankLine telephone banking and BankLine PC computer banking.

The Bank competes actively with other commercial banks and other financial institutions in its service areas. In the Bank's immediate market area, there are two other independent community banks, one savings and loan association, three savings bank branch offices and three commercial banks owned outside of the state of Maine. Strong competition exists among commercial banks in efforts to obtain new deposits, in the scope and type of services offered, in interest rates on time deposits and interest rates charged on loans, and in other aspects of banking. In Maine, savings banks are major competitors of commercial banks as a result of broadened powers granted to savings banks. In addition, the Bank like other commercial banks, encounters substantial competition from other financial institutions engaged in the business of either making loans or accepting deposit accounts, such as savings and loan associations, insurance companies, certain mutual funds, and certain governmental agencies. Furthermore, the large banks located in Boston, New York and Providence are active in servicing some of the large Maine based companies. The Bank has not made any material changes in its manner of conducting business during the past five years.

As of December 31, 1997, the Bank employed 129 employees of which 16 employees were part time. The President, Senior Vice President, Vice President-Treasurer, Vice President-Deposit Services and Vice President-Trust are employed by the Bank as well as serve as officers of the
Company.   They are not compensated by the Company for their service and there are no employees of the Company.

The primary regulator of the Company and the Bank is the Federal Reserve Bank of Boston and the Bureau of Banking of the State of Maine.

Please refer to Footnote #15 on page 37 of the 1997 Annual Report of Union Bankshares Company, regarding compliance with capital requirements.

Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that were not disclosed under Item III of Industry Guide 3 do not (1) represent or result from trends or uncertainties which management reasonable expects will materially impact future operating results, liquidity, or capital resources or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Company and Bank are not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have or would be reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

Loans, other than credit card loans, are placed on non accrual status when, in the opinion of management, there are doubts as to the collectibility of interest or principal, or when principal or interest is past due 90 days or more, and the loan is not well secured and in the process of collection. Interest previously accrued but not collected is reversed and charged against interest income at the time the related loan is placed on non-accrual status. Principal and accrued interest on credit card loans are charged to the allowance for credit losses when 180 days past due.

Payments received on non-accrual loans are recorded as reductions of principal if principal payment is doubtful.

Loans are considered to be restructured when the yield on the restructured assets is reduced below the current market rates by an agreement with the borrower. Generally this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms.

In the Bank's market area, the banking business is somewhat seasonal due to an influx of tourists and seasonal residents returning to the area each spring and summer. As a result, the Bank has an annual deposit swing, from a high point in mid October to a low point in June. The deposit swing is predictable and does not have a material adverse effect on the Bank and its operations.

In July 1997, the Company declared a stock split effected in the form of a 20 percent stock dividend and a two for one stock split. Common share amounts, per share earnings and dividends and common stock and retained earnings for all years presented in this report have been adjusted to reflect these transactions.

                        STATISTICAL PRESENTATION

The Supplemental Financial Data presented on the following pages contains information to facilitate analysis and comparison of sources of income and exposure to risk.

A.   AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

The following table sets forth the information related to changes in net interest income. For purposes of the table and the following discussion, information is presented regarding (1) the total dollar amount of interest income of the Company from interest earning assets and the resulting average yields; (2) the total dollar amount of interest expense on interest bearing liabilities and the resulting average cost; (3) net interest income; (4) interest rate spread; and (5) net interest margin. Information is based on average daily balance during the indicated periods. For the purposes of the table and the following discussion, (1) income from interest earning assets and net interest income are presented on a tax equivalent basis and (2) non accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non accrual loans has not been included for purposes of determining interest income.


           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                                 (In Thousands)
                           (On a Tax Equivalent Basis)

                       1997                 1996                  1995
             Average    Int  Yield/ Average  Int   Yield/ Average  Int   Yield/
             Balance  Earned/ Rate Balance  Earned/ Rate Balance  Earned/ Rate
                        Paid                  Paid                 Paid
Assets
Interest Earning Assets:
Securities Available
 for Sale    $ 72,741 $ 5,182 7.12 $ 80,333 $ 5,256 6.54 $ 65,896 $ 4,231  6.42
Securities Held
 to Maturity   22,689   1,437 6.33    3,772     369 9.78    5,926     635 10.70
Federal Funds
 Sold             598      41 6.86    1,411      76 5.39    7,409     424  5.72
Loans (Net)   100,208   9,660 9.64   94,139   9,192 9.76   88,588   8,781  9.91
Total Interest Earning
 Assets       196,236 $16,320 8.32  179,655 $14,893 8.28  167,819 $14,071  8.38
Other Non Earning
 Assets        18,878                14,926                14,685
             $215,114              $194,581              $182,504

Liabilities
Interest Bearing Liabilities:
Savings
 Deposits    $ 65,432 $ 1,119 1.71 $ 65,770 $ 1,172 1.78 $ 65,690 $ 1,302  1.98
Time Deposits  73,419   4,298 5.85   67,294   3,752 5.57   59,544   3,187  5.35
Money Market
 Accounts      12,271     482 3.93   14,107     478 3.39   15,142     552  3.65
Borrowings     14,007     835 5.96    4,012     229 5.71       96      11 11.40
Total Interest Bearing
 Liabilities  165,129 $ 6,734 4.08  151,183 $ 5,631 3.67  140,472 $ 5,052  3.59
Other Non Interest Bearing
 Liabilities & Shareholders'
 Equity        49,985                43,398                42,032
             $215,114              $194,581              $182,504

Net Interest Income     9,586                 9,262                 9,019

Net Interest Rate Spread      4.24                 4.61                    4.79

Net Interest Margin           4.88                 5.16                    5.37

The following table presents certain information regarding changes in interest income and interest expense of the Company for the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided with respect to changes attributable to (1) changes in rate (change in rate multiplied by old volume), (2) changes in volume (change in volume multiplied by old rate), and (3) changes in rate/volume (change in rate multiplied by change in volume).

           ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
          For the years ended December 31, 1997, 1996 and 1995
                             (In Thousands)

                             Year Ended December 31, 1997 vs. 1996
                                      Increase (Decrease)
                                        Due to Change In

                               Volume      Rate   Rate/Volume*  Total
Interest Earning Assets:
 Assets Available for Sale      (499)      463        (38)       (74)
 Securities Held to Maturity   1,223       (27)      (136)     1,060
 Federal Funds Sold              (44)       21        (12)       (35)
 Loans, Net                      588      (118)        (2)       468
Total Interest Earning Assets  1,268       339       (188)     1,419

Interest Bearing Liabilities:
 Savings Deposits                 (7)      (47)         1        (53)
 Time Deposits                   337       185         24        546
 Money Market Accounts           (62)       76        (10)         4
 Borrowed Funds                  571        10         25        606
Total Interest Bearing
 Liabilities                     839        224        40      1,103
Change in Net Interest Income    429        115      (148)       316


                             Year Ended December 31, 1996 vs. 1995
                                      Increase (Decrease)
                                        Due to Change In

                                Volume      Rate   Rate/Volume*  Total
Interest Earning Assets:
 Assets Available for Sale       926        78        21       1,025
 Securities Held to Maturity    (152)      (36)       13        (175)
 Federal Funds Sold             (343)      (25)       20        (348)
 Loans, Net                      548       135      (272)        411
Total Interest Earning Assets    979       152      (218)        913

Interest Bearing Liabilities:
 Savings Deposits                  0      (133)        3        (130)
 Time Deposit                    416       327      (178)        565
 Money Market Accounts           (37)      (39)        2         (74)
 Borrowed Funds                  446        (6)     (222)        218
Total Interest Bearing
 Liabilities                     825       149      (395)        579
Change in Net Interest Income    154         3       177         334

*Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.


B.    INVESTMENT PORTFOLIO

HELD TO MATURITY SECURITIES

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years. (In Thousands)

                                                   December 31

                                                   1997     1996      1995

U.S. Treasury Securities &
 Other Government Agencies                       $25,814    $  995   $    0
Obligations of States & Political Subdivisions     6,985     3,792    4,120
TOTAL                                            $32,799    $4,787   $4,120

The table below shows the relative maturities of investment and held to maturity securities as of December 31, 1997.

                       Held to Maturity Securities
                       Maturity Distribution as of
                            December 31, 1997

Security Category             Due 1 Yr   Due 1-     Due 5-  Due After
                              or less    5 Yrs      10 yrs    10 Yrs

State and Municipal Bonds    $   297    $3,066     $1,865   $ 1,757
Average Weighted Yield         8.07%     9.22%      7.74%     7.69%

U.S. Government Agencies     $     0    $    0     $1,384   $24,430
Average Weighted Yield            0%        0%      7.00%     7.26%

TOTAL                        $   297    $3,066     $3,249   $26,187
Percent of Total Portfolio       .9%      9.4%       9.9%     79.8%

NOTE: Average Weighted Yields on tax exempt obligations have been computed on a tax equivalent basis

 AVAILABLE FOR SALE SECURITIES

The following table shows the carrying value of the Company's Available for Sale Securities and other investment securities at the end of each of the last three years. (In Thousands)


                                                 December 31

                                          1997       1996      1995

US Treasury Notes and Other
 Government Agencies                   $60,105    $73,322   $71,799
Other Corporate Securities                 541      1,513         0
Other Securities                         2,619      1,946       659
TOTAL                                  $63,265    $76,781   $72,458

The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 1997.
                      Securities Available for Sale
                       Maturity Distribution as of
                            December 31, 1997

Security Category           Due 1 Yr     Due 1-     Due 5-  Due After
                            or less      5 Yrs      10 Yrs    10 yrs

US Treasury Notes and Other
   Government Agencies      $   502    $10,246    $48,806   $   551
Average Weighted Yield        5.88%      6.29%      6.67%     7.06%

TOTAL                       $   502    $10,246    $48,806   $   551

Percent of Total Portfolio:     .8%      17.0%      81.3%       .9%

C.    LOANS

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.
                             1997     1996    1995     1994    1993
                                          (In Thousands)

Real Estate Loans
A.   Construction & Land
   Development                 $ 5,925  $ 4,073  $ 2,023  $ 2,168  $ 1,568
B.   Secured by 1-4 Family
   Residential Properties       33,528   30,457   27,402   25,528   26,129
C.   Secured by Multi Family
   (5 or more) Residential
   Properties                        0        0        2        4        7
D.   Secured by Non-Farm,
   Non-Residential
   Properties                   28,386   30,134   28,273   26,500   24,553

Commercial & Industrial Loans   18,566   16,582   13,778   12,975   12,834
Loans to Individuals for Household,
  Family & Other Consumer
   Expenditures                 15,806   15,133   14,335   12,844   12,463
All Other Loans                  4,852    4,664    7,430    4,189    3,439
Total Gross Loans             $107,063 $101,043  $93,243  $84,208  $80,993

The above data is gathered from loan classifications established by the Federal Reserve Call Report 033.

The percentages of loans by lending classification to total loans outstanding at December 31 was as follows:

                                      1997     1996    1995     1994    1993

Real Estate                           63.4%    64.0%    61.9%    64.4%  64.5%
Commercial & Industrial - Including single
   payment loans to individuals       17.3%    16.4%    14.8%    15.4%  15.9%
Consumer Loans                        14.8%    15.0%    15.4%    15.3%  15.4%
All Other Loans                        4.5%     4.6%     7.9%     4.9%   4.2%
Total Loans                          100.0%   100.0%   100.0%   100.0% 100.0%

                  Maturities and Sensitivities of Loans
                      To Changes in Interest Rates
                         As of December 31, 1997

                           Due 1 Year or Less   Due 1-5 Years   Due 5 Years +

Real Estate                     $8,809               $6,828       $52,201
Commercial & Industrial          3,089                1,895        13,582
Consumer                         1,616                5,829         8,361
Municipal                        2,331                1,507         1,014
Total                          $15,845              $16,059       $75,158

Note:Real estate loans in the 1-5 category have $2,662,712 at a fixed interest rate and $4,165,288 at a variable interest rate.
     Commercial loans in the 1-5 year category have $67,688 at a fixed interest rate and $1,827,312 at a variable interest rate.

     Real estate loans in the 5+ category have $13,607,403 at a fixed interest rate and $38,593,597 at a variable interest rate.
     Commercial loans in the 5+ category have $1,448,041 at a fixed interest rate and $12,133,959 at a variable rate.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due:

                              December 31,

                  1997         1996        1995       1994        1993
               Amt     %     Amt   %    Amt     %    Amt     %     Amt    %

Real Estate  $3,003  2.8  $2,649  2.6  $  867  0.9  $  479  0.6  $1,659  2.0
Installment  $  128   .1  $  197  0.2  $   95  0.1  $   95  0.1  $   96  0.1
All Others   $  151   .1  $  220  0.2  $   35  0.0  $  189  0.2  $  102  0.2
TOTAL        $3,282  3.0  $3,066  3.0  $  997  1.0  $  763  0.9  $1,857  2.3

It is the policy of the Company to discontinue the accrual of interest on loans when, in the opinion of the management, the ultimate collectibility of principal or interest becomes doubtful. The principal amount of loans which have been placed on non-accrual status were comprised primarily of certain installment loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations. There were approximately $503,000, $491,000 and $614,000 as of December 31, 1997, 1996 and 1995, respectively, of loans on a non-accrual status.

                           LOAN CONCENTRATIONS

As of December 31, 1997 and 1996, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock and Washington Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeds 10% of the Bank's shareholders' equity at December 31, 1997.

                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses for the past five years were as follows:
(Dollars in thousands)

                                            December 31,

                                   1997      1996     1995      1994      1993

Balance at beginning of period: $  2,084  $  1,878  $  1,929  $  1,802  $  2,325
Charge-offs:
   Commercial & Industrial Loans       5        15        44        30        62
   Real Estate Loans                 123         0        48       256       837
   Loans to Individuals               97        73       104        34        87
                                     225        88       196       320       986

Recoveries:
   Commercial & Industrial Loans     118       138        43         5        84
   Real Estate Loans                  67        12         1       390        47
   Loans to Individuals               49        24        71        52       302
                                     234       174       115       447       433
   Net Charge-offs (recoveries)       (9)      (86)       81      (127)      553
   Provision for loan losses         120       120        30         0        30
Balance at end of period        $  2,213  $  2,084  $  1,878  $  1,929  $  1,802

Average Loans Outstanding       $102,321  $ 97,143  $ 88,725  $ 82,600  $ 83,104

Ratio of Net Charge-offs (Recoveries) to
average loans outstanding         (.009%)    (.09%)     .09%     (.15%)     .67%

               ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                      December 31,

                 1997       1996           1995         1994         1993
             Amt   % of  Amt    % of    Amt   % of   Amt   % of   Amt   % of
                   Loan         Loan          Loan         Loan         Loan
               Categories    Categories    Categories   Categories  Categories
                 To Total      To Total      To Total     To Total     To Total
                   Loans         Loans         Loans        Loans         Loans

Balance At End of Period:
Applicable To:
Real Estate $ 413  63.4% $  418  64.0% $  647  61.9% $  665  64.4% $  621  64.5%
Commercial &
Industrial  1,473  17.0%  1,312  16.4%  1,024  14.8%  1,051  15.4%    983  15.9%
Consumer      211  14.7%    194  15.0%    207  15.4%    213  15.3%    198  15.4%
Municipal      49   4.5%     60   4.5%      0   7.9%      0   4.9%      0   4.2%
Identified     67    .4%    100    .1%      0     0       0     0       0     0

TOTAL      $2,213 100.0% $2,084 100.0% $1,878 100.0% $1,929 100.0% $1,802 100.0%

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

As of December 31, 1997, the Company had impaired loans totaling
$21,728, which consisted of a real estate loan. The fair value of the loan's collateral was used to evaluate the adequacy of the Allowance for Loans Losses allocated to this loan.

A loan is considered impaired by management when it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan, including principal and interest. Loans on a non-accrual status that are deemed collectable are not classified as impaired. Based upon management's periodic review of loans on non-accrual status, impairment is based on a loan by loan analysis and not set by a defined period of delinquency before a loan is considered impaired.

                              Risk Elements

                                  1997    1996    1995     1994   1993
Loans accounted for on a
 non accrual basis                $503    $491    $614     $151   $486
Accruing loans contractually
 past due 90 days or more         $209    $196    $388     $ 86   $237

In accordance with Industry Guide 3 Item III. C (2), the gross interest income that would have been recorded in 1997 if non accrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $39,000. There was approximately $1,900 included in the gross interest income on non-accrual and restructured loans for 1997.

D.   DEPOSITS

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 1997.

                                 Amount
                              (In Thousands)

                    3 Months or Less                        $5,819
                    Over 3 Through 6                        $4,195
                    Over 6 Through 12 Months                $  535
                    Over One Year                           $  209

E.   CAPITAL RATIOS

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.

                                  *1997     *1996     *1995

Deposits                           14.9%     14.4%     13.7%
Loans                              24.6%     24.6%     25.1%
Total Assets                       12.0%     12.1%     11.9%
Earning Assets                     13.0%     13.3%     12.9%

*Excluding net unrealized gain (loss) on available for sale securities of $437,749, ($171,460), and $567,810 at December 31, 1997, 1996 and
1995, respectively.

F.   RETURN ON SHAREHOLDERS' EQUITY

The following table presents, for each of the last three years, the Company's return on shareholders' equity, return on assets, and return on average earning assets.

                                              1997      1996      1995

Return on Average Shareholders' Equity       10.9%     10.6%     11.4%
Return on Average Assets                      1.3%      1.2%      1.3%
Return on Average Earning Assets              1.4%      1.4%      1.4%

G.   LIQUIDITY MANAGEMENT

Liquidity management is the process by which the Bank structures its cash flow to meet the requirements of its customers as well as day to day operating expenses.

Liquidity comes from both assets and liabilities. The asset side of the balance sheet provides liquidity through the regular maturities on our securities and loan portfolios, as well as interest received on these assets. In addition, U.S. government securities may be readily converted to cash by sale on the open market. On the liability side, liquidity comes from deposit growth and the Bank's access to other sources of borrowed funds. In this respect, liquidity is enhanced by a significant amount of core demand and savings deposits from a broad customer base.

As a part of the Bank's asset and liability management and liquidity needs, management actively evaluates its funding resources and strategies to manage and reduce its vulnerability to changes in interest rates.

A principal objective of the Company is to manage and reduce its vulnerability to changes in interest rates by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates.

As of December 31, 1997, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 106%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 3%, and $102,233,000 in assets and $98,338,000 in liabilities will be repriceable in one year. The Bank becomes asset sensitive between 25 and 36 months. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The following table presents, as of December 31, 1997, the Company's interest rate GAP analysis:

                                  Interest Rate GAP Analysis
                           As of December 31, 1997 (000's omitted)
                              0-3     4-12       1-5         Over
                            Months   Months      Years       Years     Total
Interest earning assets
Loans:
   Real estate
     Fixed rate           $    567   $  1,982    $  7,753  $  6,110 $  16,412
     Variable rate          19,991     24,177       7,259         0    51,427
Commercial                  10,614      4,465       3,487         0    18,566
Municipal                      437      1,795       1,516     1,104     4,852
Consumer                    11,692        751       3,363         0    15,806
Securities available
 for sale                    9,855      5,500      44,628         0    59,983
Held to maturity securities  1,247      3,771      15,904    11,878    32,800
Loans held for sale          3,138          0           0         0     3,138
Other earning assets         2,251          0       2,619         0     4,870
TOTAL                      $59,792    $42,441     $86,529   $19,092  $207,854

Interest bearing liabilities
Deposits:
   Savings                 $ 3,117    $ 9,918     $15,902   $20,613   $49,550
   NOW                           0          0      36,186         0    36,186
   Money market              2,280      6,840       5,888         0    15,008
   Time                     31,126     34,354      11,162         0    76,642
Borrowings                  10,694          9       4,065       196    14,964
TOTAL                      $47,217    $51,121     $73,203   $20,809  $192,350

Rate sensitivity GAP       $12,575    $(8,680)    $13,32 6  $(1,717)
Rate sensitivity GAP as a
  percentage of total assets 5.65%     (3.90%)     5.99%       .77%
Cumulative GAP             $12,575    $ 3,895   $17,221     $15,504
Cumulative GAP as a
  percentage of total assets 5.65%      1.75%     7.74%       6.97%


The distribution in the Interest Rate GAP Analysis is based on a combination of maturities, call provisions, repricing frequencies, prepayment patterns, historical data and management judgment. Variable rate assets and liabilities are distributed based on the repricing frequency of the investment. Management has estimated the rate sensitivity of money market and savings deposits based on a historical analysis of the Bank and industry data.

The status of the Bank's sources of cash to fund its operations are as follows:

As of December 31,                                 1997               1996

Net cash provided from operations            $  3,106,220        $    840,840
Net cash used by investing activities         (19,134,989)        (13,645,724)
Net cash provided from financing activities    16,327,780           8,740,804
Net (decrease) increase in cash and
 cash equivalents                            $    299,011        $ (4,064,080)


                            BANK'S PROPERTIES

ITEM 2:  PROPERTIES

The Bank's principal office is located at 66 Main Street in Ellsworth, Maine. The main office building consists of three floors, all of which are utilized by the Bank for banking facilities and administrative offices. The principal office includes a separate drive-up facility and parking lot. In August 1981, plans were finalized for the construction of an 8,000 square foot addition to our existing building. Completed in November of 1982, it provided new and enlarged customer service/teller area with street level access. During 1982 and 1983, the existing building also received extensive renovation and remodeling, tying it in to the new addition. The project was completed in July of 1983. In April 1985, the Bank opened the first automated drive-up in Downeast Maine. The automated teller machine is adjacent to its drive-up facility located at 66 Main Street, in Ellsworth, Maine. In 1988, the Main Office began construction of an addition to its existing building that would house loan operations. In September 1989, construction was completed on the addition. In May 1992, the Bank opened a trust office in Bangor (Penobscot County) to serve trust customers in that city and surrounding areas. In May 1995, the Bank elected not to renew its lease for its Bangor office. In addition, the Bank owns the following properties:

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

     (d) The Bank's Stonington office located on Atlantic Avenue in Stonington, Maine. The Stonington office was renovated and expanded in 1980.

     (e) The Bank's Milbridge office located on Main Street in Milbridge, Maine. In 1987, management decided to replace the Milbridge Branch with a larger up to date facility, located at the same site. The new branch is now completed and has been open for business since April 1988.

     (f) The Bank purchased in 1989 a parcel of land located on Route 3 in Ellsworth with the possible intention of constructing a new branch. This property is currently unoccupied and is available for sale.

All of the Bank's offices include drive-up facilities.

In addition to the above properties, which are owned by the Bank, the Bank leases the following properties:

     (a) The Bank leases its branch office at the Ellsworth Shopping Center, High Street, Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in March of 1998.

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

     (c) The Bank leases its Somesville branch office which is located on Route 102 in Somesville, Maine. The land and premises are owned by A.
          C. Fernald Sons, Inc., Mount Desert, Maine. The current lease expires on March 24, 2005, with an option to renew for an additional 20 years.

     (d) The Bank leases its Castine branch office located on Main Street from Michael Tonry, Castine, Maine. The current lease expires on February 1, 1999 with the right to extend the lease for an additional 4 year term.

     (e) The Bank leases its Bar Harbor branch office located on Cottage Street from the Swan Agency, a Maine Corporation with a principal office in Bar Harbor, Maine. The current lease will expire in April of 2002.

All premises are considered to be in good condition and currently adequate for the purposes for which they are utilized.

ITEM 3:  LEGAL PROCEEDINGS

There are no material pending legal proceedings other than ordinary routine litigation incidental to the business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
                                 PART II
ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

A.   MARKET INFORMATION

Union Bankshares stock, $12.50 par value, is not listed on any national exchange, nor is it actively traded. Since the Company is not aware of all trades, the market price is established by determining what a willing buyer will pay a willing seller. Based upon the trades that the Company had knowledge of (per quotes from local brokerages), high and low bids for each quarter for 1997 and 1996 are listed in the following table. Prices have been adjusted to reflect a two for one stock split distributed in August 1997.

           1st Quarter       2nd Quarter      3rd Quarter      4th Quarter
1997     93.00 to 104.00   93.00 to 97.00   88.00 to 100.00  100.00 to 110.00
1996     75.00 to 80.00    80.00 to 93.00   88.00 to 93.00   88.00 to 104.00

B.  HOLDER

As of March 1, 1998 there were approximately 679 stockholders of record.

C.  DIVIDENDS

     1.   History

The following table shows the cash dividends per share (adjusted for the stock split) declared by Union Bankshares Company on its common stock, $12.50 par value:

                              1997           1996

       1st Quarter          $  .41          $  .42
       2nd Quarter          $  .42          $  .42
       3rd Quarter          $  .50          $  .42
       4th Quarter          $  .50          $  .41

Cash dividends declared
  per common share          $1.83            $1.67

Item 6: SELECTED FINANCIAL DATA (in thousands, except for per share amounts)

                                 Years Ended December 31,
                           1997     1996      1995      1994      1993
SUMMARY OF OPERATIONS
Operating Income       $  2,608  $  2,207  $  1,989  $  2,080   $  2,259
Operating Expense         8,016     7,723     7,459     7,420      7,034
Net Interest Income       9,452     9,137     8,803     8,490      7,667
Provision for Loan Losses   120       120        30         0         30
Net Income                2,700     2,452     2,418     2,354      2,065

PER COMMON SHARE DATA (1)
Net Income              $  5.59   $  5.07   $  5.00   $  4.86    $  4.41
Cash Dividends Declared    1.83      1.67      1.56      1.25       1.25
Book Value (3)            52.93     49.34     45.87     42.45      38.93
Market Value             110.00    104.00     75.00     71.00      68.00

FINANCIAL RATIOS
Return on Average
 Equity (3)               10.9%     10.6%     11.4%      11.9%     11.8%
Return on Average Assets   1.3%      1.2%      1.3%       1.3%      1.2%
Return on Average Earning
 Assets                    1.4%      1.4%      1.4%       1.4%      1.3%
Net Interest Margin       4.88%     5.16%     5.37%      5.46%     4.79%
Dividend Payout Ratio (1) 32.8%     32.9%     31.3%      25.8%     28.4%
Allowance for Loan
 Losses/Total Loans        .02%      .02%      .02%       .02%      .02%
Non Performing Loans
 to Total Loans           .007%     .007%     .007%      .003%     .009%
Non Performing Assets
 to Total Assets          .005%     .008%     .010%      .006%     .009%
Efficiency Ratio          66.5%     67.2%     67.2%      69.1%     71.2%
Loan to Deposit Ratio     60.4%     60.7%     56.7%      52.5%     50.2%

BALANCE SHEET
Deposits               $177,386  $166,445  $164,481   $160,249  $161,236
Loans                   107,062   101,044    93,242     84,208    80,993
Securities (2)           96,065    81,568    76,578     83,391    73,821
Shareholder's Equity (3) 25,565    23,885    22,227     20,570    18,875
Total Assets            222,560   202,066   191,353    181,597   182,129

(1) Restated for effect of a 20% stock dividend effected in the form of a stock split and a two for one stock split declared in 1997.

(2) Carrying value. Includes available for sale securities with cost of $59,983, $75,095 and $70,938 at December 31, 1997, 1996 and
  1995, respectively. Includes securities held for sale with cost of $65,816 at December 31, 1993.

(3) Excluding net unrealized gain (loss) on available for sale securities of $437,749, ($171,460), $567,810 and ($1,389,168) at
   December 31, 1997, 1996, 1995 and 1994, respectively.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and with Management's discussion and analysis of financial conditions.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 1997 annual Report is incorporated herein by reference.

ITEM 7A: QUANTATIVE AND QUALATIVE DISCLOSURES ABOUT  MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two year horizon, it also utilizes additional tools to monitor potential longer term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 point basis point
(bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997.

                                                Estimated
                 Rate Change                 NII Sensitivity

                    +200 bp                       +2.0%
                   - 200 bp                       -3.0%

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (A) The financial statements required are contained in the Company's 1997 Annual Report and are incorporated herein by reference. (See item 14 (a) )

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in 8K filing in 1995.

                                PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item (and Items 11, 12, and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated March 27, 1998 for its regular annual meeting of shareholders to be held April 16, 1998, where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF AND ELECTION OF DIRECTORS."

ITEM 11:  EXECUTIVE COMPENSATION

See Item 10.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 10.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10.
                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Exhibits

        (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to shareholders for its fiscal year ended December 31, 1997 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

  Consolidated Balance Sheets
    December 31, 1997 and 1996                                    21
  Consolidated Statements of Income
    For the years ended December 31, 1997, 1996 and 1995          22
  Consolidated Statements of Changes in Shareholders' Equity
    For the years ended December 31, 1997, 1996 and 1995          23
  Consolidated Statements of Cash Flow
    For the years ended December 31, 1997, 1996 and 1995        24-25
  Notes to Consolidated Financial Statements                      27
  Independent Auditors Opinion                                    43

        (2) Financial statement schedules are omitted as they are not required or included in the Annual Report to shareholders.

        (3)  Exhibits required by Item 601 - see Item 14(c)

     (b)  Reports on Form 8-K

       During the registrant's fiscal quarter ended December 31, 1997, the registrant was not required to and did not file any reports on Form 8-K.

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

                                        Pension Plan for the employees of Union
                                        Trust Company

                                        401 (k) Profit Sharing Plan for the
                                        employees of Union Trust Company

                                        Stock Purchase Plan for the employees of Union Trust Company


                    11 Computation of earnings per share, is incorporated herein by reference to
                                        Note 1 to the Consolidated Financial
                                        Statements on page 21 of the 1997
                                        Annual Report to Shareholders'
                                        attached hereto as Exhibit 13.

                    12 Statement for computation of ratios is incorporated herein by reference to "Part II, Item 6 - Selected Financial Data."

                    13 The registrant's Annual Report to Shareholders' for its fiscal year ended December 31, 1997. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10 K annual report, is furnished for the information of the Commission only and is not to be "filed" as part of the report.

                    *21 Subsidiary information is incorporated herein by reference to "Part I, Item 1 - Business".

                     27                 Financial Data Schedule

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

UNION BANKSHARES COMPANY                UNION BANKSHARES COMPANY


By:  ___________________________        By:____________________________
     Peter A. Blyberg, President             Sally J. Hutchins
     and Chief Executive Officer             Vice President, Treasurer
                                             and Controller

March 25, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                     Arthur J. Billings, Director
                                     Peter A. Blyberg, Director
                                     Robert S. Boit, Director
                                     Richard C. Carver, Director
                                     Peter A. Clapp, Director
                                     Sandra H. Collier, Director
                                     Robert B. Fernald, Director
                                     Douglas A. Gott, Director
                                     David E. Honey, Director
                                     Thomas R. Perkins, Director
                                     Casper G. Sargent, Director
                                     John V. Sawyer, II, Director
                                     Stephen C. Shea, Director
                                     Richard W. Teele, Director
                                     Paul L. Tracy, Director
                                     Richard W. Whitney, Director