Form 10-Q/A
period 1997-06-30
UNION BANKSHARES CO/ME
filed 1998-04-22
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
( x )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

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

YES   XXX        NO

         Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

    Class                                  Outstanding at June 30, 1997
(Common stock, $25.00 Par value)                   201,426


                                1 of 17



                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I   Financial Information                               Page No.

         Item 1: Financial Statements

                 Condensed consolidated balance sheets-
                 June 30, 1997,  June 30, 1996,
                 December 31, 1996                                3

                 Condensed consolidated statements of income-
                 six months ended June 30, 1997 and
                 June 30, 1996 three months ended June 30, 1997
                 and June 30, 1996                              4-5

                 Condensed consolidated statements of cash flows-
                 six months ended June 30, 1997
                 and June 30,  1996                              6

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations          7-15

PART II          Other Information

         Item 1:  Legal Proceedings                             16

         Item 2: Changes in Securities                          16

         Item 3: Defaults Upon Senior Securities                16

         Item 4: Submission of Matters to a Vote of
                 Security Holders                               16

         Item 5: Other Information                              16

         Item 6: Exhibits and Reports on Form 8-K               16


                                2 of 17

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEET

                           June 30          June 30         December 31
                             1997             1996              1996
                          (Unaudited)    (Unaudited)        (Audited) *
ASSETS

Cash and due from banks       $  7,437,776  $  5,738,970    $  9,458,971
Assets held for sale            88,502,480    80,341,017      80,022,554
(MARKET VALUE AT 6/30/97)
Held to maturity securities
  at cost                       16,789,265     3,587,233       4,786,800
Federal Funds Sold                 146,356       139,511         143,209
Loans (net of unearned
  discount)                    102,272,573    95,482,068     100,970,391
Less: Allowance for loan
  losses                         1,930,548     1,936,237       2,083,831
Net Loans                     $100,342,025  $ 93,545,831    $ 98,886,560

Premises, Furniture &
  Equip Net                      2,926,910     3,070,521       2,917,112
Other Assets                     5,984,659     6,820,668       5,851,051
Total Assets                  $222,129,471  $193,243,751    $202,066,257

LIABILITIES & STOCKHOLDERS
   INVESTMENTS

Deposits:
  Demand                     $ 17,047,531   $ 16,441,370    $ 19,185,504
  Savings                      73,344,446     77,558,933      79,530,138
  Time                         72,653,372     65,938,941      70,113,369
Total Deposits                163,045,349    159,939,244     168,829,011
Borrowed Funds                 28,105,250      7,496,000       6,173,000
Accrued Expenses & Other
  Liabilities                   6,534,980      4,420,071       3,350,388
Total Liabilities            $197,685,579   $171,855,315    $178,352,399

STOCKHOLDERS INVESTMENT

Common Stock                    5,062,875      5,062,875       5,062,875
Surplus                         3,948,797      3,948,797       3,948,797
Retained Earnings              15,489,030     13,452,362      14,929,681
Net Unrealized Gain/(Loss) on
Securities Available for Sale     107,282     (1,021,395)       (171,460)
Less: Treasury Stock              164,092         54,203          56,035
Total Stockholders
  Investment                 $ 24,443,892   $ 21,388,436    $ 23,713,858
Total Liabilities &
 Stockholders Investment     $222,129,471   $193,243,751    $202,066,257
*Condensed from audited financial statements
The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.

                                3 of 17

                          UNION BANKSHARES COMPANY
                 Condensed Consolidated Statements of Income
                                 (UNAUDITED)
                                             Six Months Ended-June 30,
                                               1997             1996
INTEREST INCOME
 Interest and Fees on Loans                  $4,627,373     $4,318,858
 Interest and Fees on Municipal
   Loans and Bonds                              273,491        286,675
 Interest and Dividends on Securities         2,925,064      2,663,553
 Interest on Federal Funds Sold                  19,853         29,862
 Amortization & Accretion - Net                  45,575          3,782
     Total Interest Earned                    7,891,356      7,302,730

INTEREST EXPENSE
 Interest on Deposits                         2,830,853      2,674,257
 Interest on Funds Purchased/Borrowed           283,038        143,156
     Total Interest Expense                   3,113,891      2,817,413

NET INTEREST INCOME                           4,777,465      4,485,317
 Provision for loan losses                       60,000         60,000

NET INTEREST INCOME AFTER LOAN PROVISION      4,717,465      4,425,317

NONINTEREST INCOME
   Exchange, Commission & Fees                  345,306        371,118
   Trust Department                             276,720        234,401
   Financial Service Fees                        33,727         33,383
   Other Income                                 359,877        344,861
   Net Securities Gains (Losses)                  2,283          3,737
            Total Noninterest Income          1,017,913        987,500

NONINTEREST EXPENSE
   Salaries and Employee Benefits             1,930,573      2,098,805
   Building Maintenance & Operations            237,797        255,278
   FDIC Insurance                                15,266          1,000
   Other Expenses                             1,603,068      1,636,752
             Total Noninterest Expense        3,786,704      3,991,835

INCOME BEFORE TAXES                           1,948,674      1,420,982
   Income Taxes                                 624,000        397,000

NET INCOME                                   $1,324,674     $1,023,982

Per Share Data:
   Net Income                                    $ 6.58         $ 5.08
   Dividends Declared                            $ 1.00         $ 1.00



                                4 of 17


                          UNION BANKSHARES COMPANY
                 Condensed Consolidated Statements of Income
                                 (UNAUDITED)

                                             Three Months Ended-June 30,
                                                1997              1996
INTEREST INCOME
   Interest and Fees on Loans                $2,362,685        $2,184,868
   Interest and Fees on Municipal
      Loans and Bonds                           152,880           141,453
   Interest and Dividends on Securities       1,559,610         1,351,180
   Interest on Federal Funds Sold                10,592             3,576
   Amortization & Accretion - Net                23,583            (2,126)
         Total Interest Earned                4,109,350         3,678,951

INTEREST EXPENSE
   Interest on Deposits                       1,431,543         1,324,804
  Interest on Funds Purchased/Borrowed          211,364           108,721
          Total Interest Expense              1,642,907         1,433,525

NET INTEREST INCOME                           2,466,443         2,245,426
   Provision for loan losses                     30,000            30,000

NET INTEREST INCOME AFTER LOAN PROVISION      2,436,443         2,215,426

NONINTEREST INCOME
   Exchange, Commission & Fees                  180,209           191,258
   Trust Department                             147,043           118,899
   Financial Service Fees                        15,655            15,479
   Other Income                                 190,885           183,468
   Net Securities Gains (Losses)                   (117)            3,778
            Total Noninterest Income            533,675           512,882

NONINTEREST EXPENSE
   Salaries and Employee Benefits               967,983           960,018
   Building Maintenance & Operations            117,553           123,812
   FDIC Insurance                                 5,114               500
   Other Expenses                               833,323           906,838
             Total Noninterest Expense        1,923,973         1,991,168

INCOME BEFORE TAXES                           1,046,145           737,140
   Income Taxes                                 364,000           219,000

NET INCOME                                   $  682,145        $  518,140

Per Share Data:
   Net Income                                     $3.39             $2.57
   Dividends Declared                             $1.00             $1.00


                                5 of 17


                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1997 and 1996


                                                  1997            1996
Net Cash Flows Provided by Operating Activities:
 Net Income                                     $1,324,674     $1,023,982
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                   207,156        189,094
   Provision for loan losses                        60,000         60,000
   Net securities gains                                  0              0
   Loss on sale of other real estate owned          27,399              0
   Provision for other real estate owned            15,000              0
   Net change in other assets                     (600,526)    (1,349,079)
   Net change in other liabilities               3,184,592         (5,205)
   Net amortization of premium on investments      (15,088)        (3,782)
   Net change in deferred loan origination fees     18,116         37,200
   Origination of loans held for sale           (3,605,760)    (6,072,372)
   Proceeds from loans held for sale             3,112,485      5,420,303
   Total adjustments                             2,403,374     (1,723,841)
 Net cash provided by operating activities       3,728,048       (699,859)

Cash Flows From Investing Activities:
    Purchase of investments                    (37,310,914)   (25,006,914)
    Proceeds from sales of investments          13,024,648              0
    Proceeds from maturities of investment       4,225,368     17,130,958
    Net change in loans to customers            (1,533,581)    (2,481,937)
    Proceeds from sale of other
      real estate owned                            424,519              0
    Capital expenditures                          (216,954)      (105,765)
 Net cash used in investing activities         (21,386,914)   (10,463,658)
Cash Flows From Financing Activities:
 Net Increase(decrease) in other
    Borrowed Funds                              21,932,249      7,386,000
 Net increase(decrease) in deposits             (5,783,662)    (4,094,562)
 Transfer to Holding Company                             0        472,000
 Purchase of Treasury Stock                       (111,020)             0
 Proceeds from sale of Treasury Stock                2,963         15,810
 Proceeds from issuance Common Stock                     0            312
 Payment to eliminate fractional shares                  0              0
 Dividends paid                                   (399,712)      (403,822)
Net cash provided by financing activities       15,640,818      3,375,738
Net increase (decrease) in cash and
    cash equivalents                            (2,018,048)    (7,787,779)
Cash and cash equivalents at beginning of year   9,602,180     13,666,260
Cash and cash equivalents at 6/30/97 & 6/30/96  $7,584,132     $5,878,481

    Supplemental Schedule of Non-Cash Investing and Financing Activities Net increase (decrease) as a result of
  adopting Statement                              1997            1996
  of Financial Accounting Standards No. 115
       Available for sale securities            (131,394)     (1,547,568)
       Deferred income (expense) liability        44,523         526,173
      Net unrealized gain(loss) on available
        for sale securities                     $(86,871)    $(1,021,395)

                                6 of 17


                 Notes to Consolidated Financial Statements
                                  Unaudited

(A)  Basis of Presentation

         The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the six-month period ended June 30, 1997 and 1996 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

         Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of June 30, 1997 were 201,502.

(C)  Off-Balance Sheet Items

         In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing need of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 1997, and June 30, 1996, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                   June 30
                                               (000's omitted)
                                               1997           1996
1.  Unused Commitments:

  A.  Revolving , open-end lines secured by
         1-4 family residential properties,
         e.g., Home Equity lines                6,398          5,543
         B.  Credit card lines                  6,126          5,779
         C.  Secured real estate loans          2,470          3,342
         D.  Other                             12,470         13,125

2.  Financial Standby Letters of Credit:           35             62

3.  Mortgages Transferred With Recourse:            0              0



                                7 of 17

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


                                8 of 17

statements for periods ending after December 15, 1997. The statement establishes standards for disclosing information about an entity's capital structure.

                                9 of 17


               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION



Earnings and Performance Overview

Net income increased $300,692 or 29.3% for the first six months of 1997 versus the same period in 1996.

The following table summarizes the status of the bank's earnings per share:



                                                        June 30,
                                                      1997       1996

Earnings Per Share                                    6.58       5.08
Return on Average Shareholders Equity                 5.78%A     4.77%B
Return on Average Assets                              0.64%A     0.55%B
Return on Average Earning Assets                      0.68%A     0.60%B

A = annualized returns are; 11.56%, 1.28%, and 1.36%, respectively. B = annualized returns are; 9.24%, 1.08%, and 1.18%, respectively.

         The healthy increase in net income for the second quarter and the first six months of 1997 versus the same periods in 1996 results primarily from an increase in net interest income, noninterest income and a decrease in noninterest expenses.

         Due to increased loan and investment dollars and a .25% increase in interest rates in the first quarter of 1997, net interest income was up some $292,000 from the same period last year.

         The increase in noninterest income results primarily from improvements in bankcard fees and trust fees offset by decreases in loan and bank fee categories.

         Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses were down some $205,000 from the same period in 1996.

         Major initiatives made in 1996 on streamlining the Bank's work flows and redesigning processes and procedures with the goal of significantly improving efficiencies continue to be a positive factor as 1997 continues to unfold. Decreases in net occupancy and other expenses were in the area of $51,000 or 24.9% from 1996 results.

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

                               10 of 17


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

         Net interest income for the second quarter of 1997 was $1,642,907, up $209,382 or l4.6% and for the first six months of 1997 was $4,777,465, up $292,148 or 6.51% over the same periods in 1996.

         The following table illustrates the bank's net interest spread position:


                       Six Months Ended June 30,

                                          1997                1996
 Yield on Earning Assets                 8.35%                8.220

 Cost of All Funds                       3.40%                3.16%

 Net Interest Spread                     4.95%                5.06%

         The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

         The provision for loan losses remained consistent at $60,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgment. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 1997 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitative analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

         Although management utilized its best judgement in providing for possible losses, there can be no assurance that the Company will not have to


                               11 of 17
increase it provisions for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or otherwise which would adversely affect the Company's results of operations.

                              12 of 17



         The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                        (000's Omitted)
                                                       Six Months Ended
                                                            June 30,

                                                         1997         1996
1.  Nonaccrual Loans                                      558          490
2.  Loans past due 90 days & accruing                     491          148
3.  Restructured loans                                      0            0
4.  Other real estate owned (including insubstance
     foreclosure)                                         376        1,190
5.  Total nonperforming assets                          1,425        1,828
6.  Ratio of total nonperforming loans to capital and the
     allowance for loan losses (Texas ratio)             4.00         7.84
7.  Ratio of net chargeoffs to loans                      .00200       .00002
8.  Ratio of allowance for loan losses to loans          1.89         2.03
9.  Coverage ratio(allowance for loan losses divided
      by nonperforming assets)                         135.51       105.92
10. Ratio of nonperforming assets to total assets         .64          .95
11. Ratio of nonperforming loans to total loans           .99          .67


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

         Noninterest income, excluding securities gains/(losses), increased $24,688 or 4.8% and $31,867 or 3.2% for the three and six months ended June 30, 1997 over the same period in 1996.

         This increase is primarily due to an increase of credit card income of $37,297 or 22.8% and trust income of $42,319 or 18.1%, offset by decreases in loan and bank fees.

         Net security gains/(losses) amounted to $(117) and $2,283 for the three and six months ended June 30, 1997 compared to $3,778 and $3,737 for the same periods in 1996.

NONINTEREST EXPENSES

         Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient


                               13 of 17
delivery systems for all Bank services.

         A generally flat economy in Maine and in particular in Downeast Maine, has compelled or should compel banking institutions of our size to manage their institutions prudently and conservatively. This we are committed to do. Accordingly, a concerted effort in reducing noninterest expenses was a major undertaking in fiscal 1996, and continues to be a factor in 1997.

         Noninterest expenses decreased by $67,195 or 3.4% and $205,131 or 5.14% for the three and six months ended June 30, 1997 over the same period in 1996. A decrease in salaries and benefits, due to reduced staff levels and improved productivity, and the payment of a 27th pay period in 1996 were major contributors for the decline.

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


         The status of the Bank's income tax expense is as follows:

                                 Tax Expense            Effective Rate
                                1997      1996           1997       1996
Six Months ended June 30,    $624,000   $397,000        32.0%      27.9%

INTEREST RATE GAP ANALYSIS

         Attention should be directed to the interest rate gap analysis as of December 31, 1996 as provided on page 31 in the Bank's 1996 Annual Report. Data as of June 30, 1997 is essentially identical to that reported in the Form 10K.


                               14 of 17


SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

         Shareholders' Equity was as follows for the following periods:

                            SHAREHOLDER'S EQUITY

                                      Amount         Book Value
                                                     Per Share

         June 30, 1997              $24,443,892     $121.35
         June 30, 1996              $21,388,436     $106.19
         December 31, 1996          $23,713,858     $114.88

         During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System. These capital requirements generally called for an 8% total capital ratio by year-end 1992 of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 1997, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at June 30, 1997 exceeded the minimums established by the Federal Reserve Board as follows:

                                                     Minimum Regulatory
                                    June 30, 1997      Requirements


         Tier 1 Capital Ratio       18.0                 4.0%
         Total Capital Ratio        18.8                 8.0%
         Leverage Ratio             11.3

DIVIDENDS

         The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

         Cash dividends per share declared on common stock were $1.00 for the second quarter of 1997 and 1996.

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

         Liquidity is provided from both assets and liabilities. The asset side of the balance sheet provides liquidity through the regular maturities on our securities portfolio, as well as the interest received on these


                               15 of 17
assets. In addition, U.S. Government securities may be readily converted to cash by sale in the open market. On the liability side, liquidity comes from deposit growth and the Bank's accessibility to other sources of borrowed funds. In this respect, liquidity is enhanced by a significant amount of core demand and savings deposits from a broad customer base.

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

         As of June 30, 1997, Union Trust Company is liability sensitive. The Bank becomes asset-sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

         As of June 30, 1997, the Bank's ratio of rate-sensitive assets to rate-sensitive liabilities at the one-year horizon was 76%, its one-year GAP (measurement of interest sensitivity of interest-earning assets and interest-bearing liabilities at a point in time) was 12% which is 88% matched, and $86,559,000 in assets and $113,946,000 in liabilities will be repriceable in one year.

         In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

         The status of the Bank's sources of cash to fund its operation are as follows:


                                                      June 30,
                                                 1997            1996
     Net cash from operations               $  3,728,048    $   (699,859)
     Net cash from investing activities     $(21,386,914)   $(10,463,658)
     Net cash from financing activities     $ 15,640,818    $  3,375,738
     Net increase (decrease)                $ (2,018,048)   $ (7,787,779)

BALANCE SHEET ANALYSIS

     The Bank experienced an increase in loan demand during the first six months of 1997; the quality and strength of the balance sheet remains strong.

     The following financial statistics give a general overview and profile of the Company:



                               16 of 17

                                 As of June30,             Increase
                             1997           1996          (Decrease)

Total Assets             $222,129,471    $193,243,751     $28,885,720
Total Earnings Assets    $205,780,126    $177,613,592     $28,166,534
Loans                    $100,342,025    $ 93,545,831     $ 6,796,194
Assets Held For Sale     $  83,133,78    $ 78,394,817     $ 4,738,963
Deposits                 $163,045,349    $159,939,244     $ 3,106,105
Capital                  $ 24,443,892    $ 21,388,436     $ 3,055,456


      SECURITIES PORTFOLIO

     The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $4,738,963 to $83,133,780 or 37.4% of total assets as of June 30, 1997, as compared to 40.6% at June 30, 1996. The Bank continues its prefunding strategy for its security portfolio during the second quarter of 1997 as evidenced by security and borrowing balances.

     The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

                               17 of 17


LOANS

     Loan demand continues to show signs of moderate growth during the second quarter of 1997 and thus the Bank experienced an increase of $6,796,194 or 7.3% at June 30, 1997, vs June 30, 1996.
 .
     It should be pointed out that the Bank has sold and serviced
$45,793,459 of real estate loans and $3,984,776 of commercial mortgages and has over $3,734,329 of loans held for sale at June 30, 1997.

     The section of management's discussion and analysis entitled
"Provision for Loan Losses" clearly indicates the quality of the loan portfolio at June 30, 1997.

     The Bank's loan-to-deposit ratio was 62.7% and the allowance for loan losses 1.89% of total loans at June 30, 1997.

     Managements approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

     In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

     Total deposits increased $3,106,105, or 1.9% over the comparable period in 1996, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

     The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short-term and long-term changes in market rates while minimizing the risk of adverse effects on operations.

     The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.27% of its deposit base.

                               18 of 17


                                   PART II

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

            A.  Non-Applicable.

            B.  Reports on Form 8-K.

            During the Registrant's fiscal Quarter Ended June 30, 1997, the Registrant was not required to and did not file any reports on Form 8-K.

                               19 of 17


                                 SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                          UNION BANKSHARES COMPANY



                          Peter A. Blyberg, President



August 8, 1997





                          Sally J. Hutchins, Vice President/Treasurer





































                                                                 20 of 17