Form 10-Q
period 1998-03-31
UNION BANKSHARES CO/ME
filed 1998-05-12
CIK 745083

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

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
(State or other jurisdiction          (I.R.S. EmployerIdentification No.)
of incorporation of organization)

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at March 31, 1998
(Common stock, $12.50 Par Value)                       482,791

                         UNION BANKSHARES COMPANY

                            INDEX TO FORM 10-Q

PART I         Financial Information                         Page No.

          Item l:    Financial Statements

           Condensed consolidated balance sheets -               3
           March 31, 1998, March 31, 1997, December 31, 1997

           Condensed consolidated statements of income -         4
           three months ended March 31, 1998 and March 31, 1997

           Condensed consolidated statements of cash flows -     5
           three months ended March 31, 1998 and March 31, 1997

           Consolidated Statement of Changes in
              Shareholders' Equity                               7
          three months ended March 31, 1998 and 1997

          Item 2:   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations        8-16

PART II        Other Information

          Item 1:     Legal Proceedings                         16

          Item 2:     Changes in Securities                     16

          Item 3:     Defaults Upon Senior Securities           16

          Item 4:     Submission of Matters to a Vote
                        of Security Holders                     16

          Item 5:     Other Information                         16

          Item 6:     Exhibits and Reports on Form 8-K          17






                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                     March 31       March 31     December 31
                                      1998            1997          1997
                                  (Unaudited)     (Unaudited)     (Audited)*

ASSETS

Cash and due from banks            $  6,616,096  $  6,431,468  $  7,650,086
Assets held for sale                 65,697,794    84,359,286    66,403,649
  (MARKET VALUE AT 3/31/98)
Held to maturity securities at cost  34,058,449    10,299,224    32,799,686
Federal funds sold                    5,153,147       145,060     2,251,105
Loans (net of unearned discount)    107,063,459    99,086,724   107,037,968
Less:  Allowance for loan losses      2,263,448     2,109,739     2,212,740
Net Loans                          $104,800,011  $ 96,976,985  $104,825,228

Premises, furniture & equip net       2,858,486     2,932,713     2,842,151
Other assets                          5,860,091     5,899,117     5,787,926
Total Assets                       $225,044,074  $207,043,853  $222,559,831

LIABILITIES

Deposits:
  Demand                           $ 18,536,234  $ 16,212,534  $ 20,574,024
  Savings                            79,253,173    77,463,811    80,170,160
  Time                               75,961,951    71,955,435    76,641,681
Total Deposits                      173,751,358   165,631,780   177,385,865
Borrowed Funds                       19,831,205    14,035,028    14,964,225
Accrued Expenses & Other Liabilities  4,745,541     3,738,886     4,206,501
Total Liabilities                  $198,328,104  $183,405,694  $196,556,591

SHAREHOLDERS' EQUITY

Common Stock                       $  6,069,300  $  6,069,300  $  6,069,300
Surplus                               3,948,797     3,948,797     3,948,797
Retained Earnings                    16,244,953    14,365,929    15,708,089
Net Unrealized Gain/(Loss) on
 Securities Available for Sale          628,825      (615,795)      437,749
Less:  Treasury Stock                   175,905       130,072       160,695
Total Shareholders' Equity         $ 26,715,970  $ 23,638,159  $ 26,003,240
Total Liabilities &
 Shareholders' Equity              $225,044,074  $207,043,853  $222,559,831


*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant, are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.
                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                Three Months Ended - March 31,
                                                      1998            1997
INTEREST INCOME
  Interest and Fees on Loans                       $2,477,350     $2,264,688
  Interest and Fees on Municipal Loans and Bonds      157,894        120,611
  Interest and Dividends on Securities              1,521,535      1,365,454
  Interest on Federal Funds Sold                       64,462          9,261
  Amortization & Accretion - Net                      (35,542)        21,992
     Total Interest Earned                          4,185,699      3,782,006

INTEREST EXPENSE
  Interest on Deposits                              1,513,520      1,399,310
  Interest on Funds Purchased/Borrowed                127,093         71,674
    Total Interest Expense                          1,640,613      1,470,984

NET INTEREST INCOME                                 2,545,086      2,311,022
  Provision for Loan Losses                            45,000         30,000

NET INTEREST INCOME AFTER LOAN PROVISION            2,500,086      2,281,022

NONINTEREST INCOME
  Exchange, Commission & Fees                         202,474        165,097
  Trust Department                                    166,889        129,677
  Financial Service Fees                               18,699         18,072
  Other Income                                        259,168        168,992
  Net Securities Gains/(Losses)                         5,150          2,400
     Total Noninterest Income                         652,380        484,238

NONINTEREST EXPENSE
  Salaries and Employee Benefits                    1,032,993        962,590
  Building Maintenance & Operations                   140,889        120,244
  FDIC Insurance                                       16,050         10,152
  Other Expenses                                      820,814        769,745
     Total Noninterest Expense                      2,010,746      1,862,731

INCOME BEFORE TAXES                                 1,141,720        902,529
  Income Taxes                                        365,000        260,000

NET INCOME                                         $  776,720     $  642,529

Per Share Data:
  Net Income                                            $1.61          $1.33
  Dividends Declared                                    $ .50          $ .50

                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1998 and 1997

                                                         1998          1997
Net Cash Flows Provided by Operating Activities:
  Net Income                                         $  776,720    $  642,529
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                       76,310        97,662
     Provision for loan losses                           45,000        30,000
     Net securities gains                                69,775             0
     Net change in OREO                                       0        17,399
     Net change in other assets                         (72,165)     (369,985)
     Net change in other liabilities                    539,040     3,090,526
     Net amortization of premium on investments          89,713       (21,666)
     Net change in deferred loan origination fees        12,342        95,078
     Origination of loans held for sale              (6,617,963)   (1,917,492)
     Proceeds from loans held for sale                6,268,346     1,562,706
     Total adjustments                                  410,398     2,584,228
  Net cash provided by operating activities           1,187,118     3,226,757
Cash Flows From Investing Activities:
     Purchase of investments                        (13,379,710)  (12,758,251)
     Proceeds from sales of investments                       0             0
     Proceeds from maturities of investments         13,277,783     2,841,213
     Net change in loans to customers                   (32,126)    1,784,497
     Capital expenditures                              (162,420)      191,256
   Net cash used in investing activities               (296,473)   (7,941,285)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other Borrowed Funds  4,866,980     5,160,000
     Net increase/(decrease) in deposits             (3,634,507)   (3,197,231)
     Purchase of Treasury Stock                         (54,210)      (77,000)
     Proceeds from sale of Treasury Stock                39,000         7,350
     Proceeds from issuance of Common Stock                   0        (4,387)
     Dividends paid                                    (239,856)     (199,856)
  Net cash provided by financing activities             977,407     1,688,876
Net increase/(decrease) in cash and cash equivalents  1,868,052    (3,025,652)
Cash and cash equivalents at beginning of year        9,901,191     9,602,180
Cash and cash equivalents at 3/31/98 & 3/31/97      $11,769,243    $6,576,528

   Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                            1998        1997
Net increase as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                         256,032    293,261
     Deferred income/(expense) tax liability               (64,956)   151,074
Net unrealized gain on available for sale securities      $191,076   $444,335



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 1998 and 1997

                                                       ACCUMULATED
                                                          OTHER       SHARE-
            COMMON                TREASURY   RETAINED  COMPREHENSIVE  HOLDER'
             STOCK      SURPLUS     STOCK    EARNINGS    INCOME       EQUITY

Balance at December
 31, 1996  $6,069,300 $3,948,797 $ (56,035) $13,923,256 $(171,460) $23,713,858

Net income, March
 31, 1997           0          0         0      642,529         0      642,529
Change in net unrealized
 gain (loss) on available
 for sale securities, net of
 tax of $151,074    0          0         0            0  (444,335)    (444,335)
Total Comprehensive
 Income             0          0         0            0         0      198,194
Sale of 35 shares
 Treasury stock     0          0     7,350            0         0        7,350
Repurchase of 350 shares
 Treasury stock     0          0   (81,387)           0         0      (81,387)
Cash dividends
 declared           0          0         0     (199,856)        0     (199,856)
Balance at March
 31, 1997  $6,069,300 $3,948,797 $(130,072) $14,365,929 $(615,795) $23,638,159

Net income, March
 31, 1998           0          0         0      776,720         0      776,720
Change in net unrealized gain
 (loss) on available for sale
  securities, net of tax
  of $64,956        0          0         0            0   191,076      191,076
Total Comprehensive
  Income            0          0         0            0         0      967,796
Sale of 312 shares
 Treasury stock     0          0    39,000            0         0       39,000
Repurchase of 360 shares
 Treasury stock     0          0   (54,210)           0         0      (54,210)
Cash dividends
 declared           0          0         0     (239,856)        0     (239,856)
 Balance at March
 31, 1998  $6,069,300 $3,948,797 $(175,905) $16,244,953  $628,825  $26,715,970


                Notes to Consolidated Financial Statements
                                 Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the three month period ended March 31, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of March 31, 1998 were 485,544 and have been restated for 1997, 1996 and 1995 to reflect the July 1997 20% stock dividend and 2 for 1 stock split.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 1998, and March 31, 1997, the following financial instruments, whose contract amounts represent credit risk, were outstanding.
                                                              March 31
                                                          (000's omitted)
                                                         1998          1997
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                       6,525       5,976
  B.   Credit card lines                                  6,261       5,987
  C.   Secured real estate loans                          3,995       1,747
  D.   Other                                             15,840      14,130

2.   Financial Standby Letters of Credit:                   109          61

3.   Mortgages Transferred With Recourse:                     0           0


(D)  Regulatory Agencies

The Bank's primary regulator is the Federal Reserve Bank of Boston and as a state chartered bank to the Bureau of Banking of the State of Maine.

(E)  General

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that were not disclosed under Item III of Industry Guide 3 do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

(F)  Impact of Inflation and Changing Prices

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

(G)  Recent Accounting Developments

The Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards during 1997:

     SFAS No. 130   Reporting Comprehensive Income
     SFAS No. 131   Disclosures about Segments of an Enterprise and
                       Related Information

These two statements do not change the measurement or recognition methods used in the financial statements but rather deal with disclosure and presentation requirements.

SFAS No. 130 and No. 131 are effective for periods beginning after December 15, 1997. The financial statements include unrealized gains and losses on available for sale securities as the only item reported as other comprehensive income under SFAS No. 130. SFAS No. 131 has no effect on disclosure requirements as the Company has no reportable segments.

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Post Retirement Benefits" effective for financial statements for the fiscal year beginning after December 15, 1997. SFAS No. 132, which supersedes the benefit disclosure requirements in FASB Statements No's 87, 88 and 106, requires entities to standardize the disclosure requirements for pension and other post retirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair value of plan assets that will facilitate financial analysis. The Company expects no material impact from adopting SFAS No. 132.



              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION


Earnings and Performance Overview

Net income increased $134,191or 20.9% for the first three months of 1998 versus the same period in 1997. The following table summarizes the status of the bank's earnings per share:

                                                     March 31,
                                                  1998        1997
Earnings Per Share                               1.61        1.33
Return on Average Shareholders Equity            3.14%A      2.76%B
Return on Average Assets                         0.36%A      0.32%B
Return on Average Earning Assets                 0.38%A      0.34%B

A=annualized returns are: 12.56%, 1.44%, and 1.52%, respectively. B=annualized returns are: 11.04%, 1.28%, and 1.36%, respectively.

The healthy increase in net income for the first quarter of 1998 versus the same period in 1997 results primarily from an increase in net interest income and noninterest income.

Despite narrowing margins, net interest income was up some $234,000 or 10.0% from the same period last year, due to increased loan and investment volumes.

The increase in noninterest income results primarily from improvements in virtually all fee income categories, in particular, in bankcard fees, trust fees, loan and bank fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses increased some $148,000 from the same period in 1997 due to increased staffing and the expenses related to upgrading equipment and facilities.

During 1998, the Company will implement specific strategic priorities that will focus on increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources.

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

Net interest income for the first quarter of 1998 was $2,545,086, up $234,064 or 10.1% over the same period in 1997.

The following table illustrates the bank's net interest spread position:

                                           Three Months Ended March 31,
                                                 1998        1997

Yield on Earning Assets                         8.09%       8.16%
Cost of all Funds                               3.17%       3.05%
Net Interest Spread                             4.91%       5.10%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $15,000 to $45,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 1998 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

                                                         (000's Omitted)
                                                        Three Months Ended
                                                              March 31,
                                                           1998        1997
1.   Nonaccrual Loans                                       679         818
2.   Loans past due 90 days & accruing                      174         205
3.   Restructured loans                                       0           0
4.   Other real estate owned (including
       insubstance foreclosure)                             376         521
5.   Total nonperforming assets                           1,229       1,544
6.   Ratio of total nonperforming loans to capital and the
       allowance for loan losses (Texas ratio)             3.00        4.04
7.   Ratio of net chargeoffs to loans                       .0006       .00004
8.   Ratio of allowance for loan losses to loans           2.11        2.13
9.   Coverage ratio (allowance for loan losses divided by
       nonperforming assets)                             184.13      136.64
10.  Ratio of nonperforming assets to total assets          .55         .75
11.  Ratio of nonperforming loans to total loans            .80         .53

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

Noninterest income, excluding securities gains/(losses), increased $165,392 or 34.3% during the first quarter of 1998 versus 1997.

This increase is primarily due to an increase in loan department income of $43,177 or 63.57%, credit card income of $10,857 or 11.16% and trust income of $37,212 or 28.70%.

Net security gains amounted to $5,150 and $2,400 for the three months ended March 31, 1998 and 1997, respectively.

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

Noninterest expenses increased $148,015 or 7.95% for the first quarter of 1998 versus the first quarter of 1997. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                   Tax Expense              Effective Rate
                                 1998       1997             1998    1997
Three Months Ended March 31,   $365,000   $260,000           32.0%   28.8%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1997 as provided on page 14 in the Bank's 1997 Annual Report. Data as of March 31, 1998 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                    SHAREHOLDERS' EQUITY
                                  Amount          Book Value
                                                   Per Share

March 31, 1998                  $26,715,970          $55.34
March 31, 1997                  $23,638,159          $48.96
December 31, 1997               $26,003,240          $53.85

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks.
At March 31, 1998, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at March 31, 1998 exceeded the minimums established by the Federal Reserve Board as follows:



                                                    Minimum Regulatory
                                      March 31, 1998   Requirements

Tier 1 Capital Ratio                      22.6             4.0%
Total Capital Ratio                       23.9             8.0%
Leverage Ratio                            11.7

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the first quarter of 1998 and $.50 for the first quarter of 1997, adjusted for a July 1997 20% stock dividend and two for one stock split.

STOCK DIVIDENDS

On June 11, 1997, the Board of Directors of Union Bankshares Company declared a 20% stock dividend payable to stockholders of record on June 27, 1997. The Board also declared a two for one stock split, subject to shareholder approval of an amendment to the Articles of Incorporation of the Company. A special shareholders meeting was held on July 30, 1997 to vote said amendment.

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

As of March 31, 1998, Union Trust Company is liability sensitive. The Bank becomes asset sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of March 31, 1998, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 101%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 4% or 104% matched, and $123,516,000 in assets and $124,561,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                               March 31,
                                            1998         1997
Net cash from operations             $   1,187,118     $  3,226,757
Net cash from investing activities   $    (296,473)    $ (7,941,285)
Net cash from financing activities   $     977,407     $  1,688,876
Net increase (decrease)              $   1,868,052     $ (3,025,652)

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first three months of 1998; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                               As of March 31,        Increase
                               1998        1997      (Decrease)

Total Assets             $225,044,074     $207,043,853    $ 18,000,221
Total Earnings Assets    $209,709,401     $191,780,525    $ 17,928,876
Loans                    $107,063,459     $ 99,086,724    $  7,976,735
Assets AFS at Market     $ 70,850,941     $ 84,504,346    $(13,653,405)
Assets Held to Maturity  $ 34,058,449     $ 10,299,224    $ 23,759,225
Deposits                 $173,751,358     $165,631,780    $  8,119,578
Capital                  $ 26,715,970     $ 23,638,159    $  3,077,811

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio increased $10,105,820 to $104,909,390 or 46.62% of total assets as of March 31, 1998, as compared to 45.79% at March 31, 1997. The Bank continues its prefunding strategy for its security portfolio during the first quarter of 1998 as evidenced by security and borrowing balances.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.


LOANS

Loan demand continues to show signs of moderate growth during the first quarter of 1998 and thus the Bank experienced an increase of $7,976,735 or 8.1% at March 31, 1998 versus March 31, 1997.

It should be pointed out that the Bank has sold and serviced $49,099,247 of real estate loans and $3,483,771 of commercial mortgages and has over $3,487,835 of loans held for sale at March 31, 1998.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 1998.

The Bank's loan to deposit ratio was 61.6% and the allowance for loan losses 2.1% of total loans at March 31, 1998.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $8,119,578, or 4.9% over the comparable period in 1997, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.81% of its deposit base.


                                  PART II

Item 1:                           N/A

Item 2:                           N/A

Item 3:                           N/A

Item 4:                           N/A

Item 5:                           N/A

Item 6:Exhibits and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended March 31, 1998, the Registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


May 12, 1998

                              Sally J. Hutchins, Vice President /Treasurer