Form 10-Q
period 1998-06-30
UNION BANKSHARES CO/ME
filed 1998-08-12
CIK 745083

1

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at June 30, 1998
(Common stock, $12.50 Par Value)                       481,783

                         UNION BANKSHARES COMPANY

                            INDEX TO FORM 10-Q

PART I         Financial Information                         Page No.

    Item l:    Financial Statements

            Condensed consolidated balance sheets -              3
            June 30, 1998, June 30, 1997, December 31, 1997

            Condensed consolidated statements of income -       4-5
            six months ended June 30, 1998 and June 30, 1997
            three months ended June 30, 1998 and June 30, 1997

            Condensed consolidated statements of cash flows -    6
            six months ended June 30, 1998 and June 30, 1997

            Consolidated Statement of Changes in
              Shareholders' Equity                               8
            six months ended June 30, 1998 and 1997

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations             9-18

PART II        Other Information

          Item 1:  Legal Proceedings                            19

          Item 2:  Changes in Securities                        19

          Item 3:  Defaults Upon Senior Securities              19

          Item 4:  Submission of Matters to a Vote
                   of Security Holders                          19

          Item 5:  Other Information                            19

          Item 6:  Exhibits and Reports on Form 8-K             19






                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                     June 30         June 30      December 31
                                       1998            1997           1997
                                   (Unaudited)     (Unaudited)     (Audited)*

ASSETS

Cash and due from banks          $   7,506,384   $   7,437,776  $   7,650,086
Assets held for sale                70,284,469      88,868,093     66,403,649
  (MARKET VALUE AT 6/30/98)
Held to maturity securities at cost 32,467,000      16,789,265     32,799,686
Federal funds sold                     955,251         146,356      2,251,105
Loans (net of unearned discount)   112,310,289     102,272,573    107,037,968
Less:  Allowance for loan losses     2,194,076       1,930,548      2,212,740
Net Loans                         $110,116,213    $100,342,025   $104,825,228

Premises, furniture & equip net      2,798,076       2,926,910      2,842,151
Other assets                         6,353,724       5,984,659      5,787,926
Total Assets                      $230,481,117    $222,495,084   $222,559,831

LIABILITIES

Deposits:
  Demand                         $  20,020,053   $  17,047,531  $  20,574,024
  Savings                           77,231,974      73,344,446     80,170,160
  Time                              76,752,371      72,653,372     76,641,681
Total Deposits                     174,004,398     163,045,349    177,385,865
Borrowed Funds                      25,909,248      28,105,250     14,964,225
Accrued Expenses &
  Other Liabilities                  4,493,504       6,534,980      4,206,501
Total Liabilities                 $204,407,150    $197,685,579   $196,556,591

SHAREHOLDERS' EQUITY

Common Stock                      $  6,069,300    $  6,069,300   $  6,069,300
Surplus                              3,948,797       3,948,797      3,948,797
Retained Earnings                   15,874,419      14,848,218     15,708,089
Net Unrealized Gain/(Loss) on
  Securities Available for Sale        485,016         107,282        437,749
Less:  Treasury Stock                  303,565         164,092        160,695
Total Shareholders' Equity        $ 26,073,967    $ 24,809,505   $ 26,003,240
Total Liabilities & Shareholders'
  Equity                          $230,481,117    $222,495,084   $222,559,831


*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant, are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.
                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                  Six Months Ended - June 30,
                                                       1998        1997
INTEREST INCOME
  Interest and Fees on Loans                        $4,967,245  $4,627,373
  Interest and Fees on Municipal Loans and Bonds       375,446     273,491
  Interest and Dividends on Securities               3,005,627   2,925,064
  Interest on Federal Funds Sold                       126,435      19,853
  Amortization & Accretion - Net                      (105,173)     45,575
     Total Interest Earned                           8,369,580   7,891,356

INTEREST EXPENSE
  Interest on Deposits                               2,908,464   2,830,853
  Interest on Funds Purchased/Borrowed                 446,690     283,038
    Total Interest Expense                           3,355,154   3,113,891

NET INTEREST INCOME                                  5,014,426   4,777,465
  Provision for Loan Losses                            140,000      60,000

NET INTEREST INCOME AFTER LOAN PROVISION             4,874,426   4,717,465

NONINTEREST INCOME
  Exchange, Commission & Fees                          457,472     345,306
  Trust Department                                     346,616     276,720
  Financial Service Fees                                35,121      33,727
  Other Income                                         560,114     359,877
  Net Securities Gains/(Losses)                         10,870       2,283
     Total Noninterest Income                        1,410,193   1,017,913

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     2,052,185   1,930,573
  Building Maintenance & Operations                    272,151     237,797
  FDIC Insurance                                        15,909      15,266
  Other Expenses                                     1,728,461   1,603,068
     Total Noninterest Expense                       4,068,706   3,786,704

INCOME BEFORE TAXES                                  2,215,913   1,948,674
  Income Taxes                                         710,000     624,000

NET INCOME                                          $1,505,913  $1,324,674

Per Share Data:
  Net Income                                             $3.13       $2.75
  Dividends Declared                                     $ .50       $ .50


                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                 Three Months Ended - June 30,
                                                        1998        1997
INTEREST INCOME
  Interest and Fees on Loans                          $2,489,895  $2,362,685
  Interest and Fees on Municipal Loans and Bonds         217,552     152,880
  Interest and Dividends on Securities                 1,484,092   1,559,610
  Interest on Federal Funds Sold                          61,973      10,592
  Amortization & Accretion - Net                         (69,631)     23,583
     Total Interest Earned                             4,183,881   4,109,350

INTEREST EXPENSE
  Interest on Deposits                                 1,394,944   1,431,543
  Interest on Funds Purchased/Borrowed                   319,597     211,364
    Total Interest Expense                             1,714,541   1,642,907

NET INTEREST INCOME                                    2,469,340   2,466,443
  Provision for Loan Losses                               95,000      30,000

NET INTEREST INCOME AFTER LOAN PROVISION               2,374,340   2,436,443

NONINTEREST INCOME
  Exchange, Commission & Fees                            254,998     180,209
  Trust Department                                       179,727     147,043
  Financial Service Fees                                  16,422      15,655
  Other Income                                           300,946     190,885
  Net Securities Gains/(Losses)                            5,720        (117)
     Total Noninterest Income                            757,813     533,675

NONINTEREST EXPENSE
  Salaries and Employee Benefits                       1,019,192     967,983
  Building Maintenance & Operations                      131,262     117,553
  FDIC Insurance                                            (141)      5,114
  Other Expenses                                         907,647     833,323
     Total Noninterest Expense                         2,057,960   1,923,973

INCOME BEFORE TAXES                                    1,074,193   1,046,145
  Income Taxes                                           345,000     364,000

NET INCOME                                            $  729,193  $  682,145

Per Share Data:
  Net Income                                               $1.51       $1.42
  Dividends Declared                                       $ .50       $ .50


                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1998 and 1997

                                                      1998          1997
Net Cash Flows Provided by Operating Activities:
  Net Income                                     $  1,505,913   $  1,324,674
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    174,088        207,156
     Provision for loan losses                        150,000         60,000
     Disposals                                         84,141              0
     Net change in OREO                                     0         42,399
     Net change in other assets                      (565,798)      (600,526)
     Net change in other liabilities                  287,003      3,184,592
     Net amortization of premium on investments       214,207        (15,088)
     Net change in deferred loan origination fees      32,101         18,116
     Origination of loans held for sale           (11,200,978)    (3,605,760)
     Proceeds from loans held for sale             11,177,162      3,112,485
     Total adjustments                                351,926      2,403,374
  Net cash provided by operating activities         1,857,839      3,728,048
Cash Flows From Investing Activities:
     Purchase of investments                      (24,554,508)   (37,310,914)
     Proceeds from sales of investments             1,500,000     13,024,648
     Proceeds from maturities of investments       18,503,380      4,225,368
     Proceeds from sale of other real estate owned          0        424,519
     Net change in loans to customers              (5,473,086)    (1,533,581)
     Capital expenditures                            (214,154)      (216,954)
   Net cash used in investing activities          (10,238,368)   (21,386,914)
Cash Flows From Financing Activities:
     Net increase/(decrease) in
       other Borrowed Funds                        10,945,023     21,932,249
     Net increase/(decrease) in deposits           (3,381,467)    (5,783,662)
     Purchase of Treasury Stock                      (181,870)      (111,020)
     Proceeds from sale of Treasury Stock              39,000          2,963
     Proceeds from issuance of Common Stock                 0              0
     Dividends paid                                  (479,712)      (399,712)
  Net cash provided by financing activities         6,940,974     15,640,818
Net increase/(decrease) in cash
     and cash equivalents                          (1,439,556)    (2,018,048)
Cash and cash equivalents at beginning of year      9,901,191      9,602,180
Cash and cash equivalents at 6/30/98 & 6/30/97     $8,461,635     $7,584,132

   Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                            1998        1997
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                         411,854   (131,394)
     Deferred income/(expense) tax liability              (131,380)    44,523
Net unrealized gain/(loss) on available
     for sale securities                                 $ 280,474   $(86,871)



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 1998 and 1997

                                                       ACCUMULATED
                                                          OTHER       SHARE-
             COMMON              TREASURY   RETAINED  COMPREHENSIVE  HOLDER'S
              STOCK    SURPLUS    STOCK     EARNINGS      INCOME      EQUITY

Balance at December
 31, 1996  $6,069,300 $3,948,797 $ (56,035) $13,923,256 $(171,460) $23,713,858

Net income, June
 30, 1997           0          0         0    1,324,674         0    1,324,674
Change in net unrealized
 gain (loss) on available
 for sale securities,
 net of tax
 of $151,074        0          0         0            0   278,742      278,742
Total Comprehensive
 Income             0          0         0            0         0    1,603,416
Sale of 35 shares
 Treasury stock     0          0     7,350            0         0        7,350
Repurchase of 512 shares
 Treasury stock     0          0  (115,407)           0         0     (115,407)
Cash dividends
 declared           0          0         0     (399,712)        0     (399,712)
Balance at June
 30, 1997  $6,069,300 $3,948,797 $(164,092) $14,848,218  $107,282  $24,809,505

Net income, June
 30, 1998           0          0         0    1,505,913         0    1,505,913
Change in net unrealized
 gain (loss) on available
 for sale securities, net of
 tax of $64,956     0          0         0            0   377,734      377,734
Total Comprehensive
 Income             0          0         0            0         0    1,883,647
Sale of 312 shares
 Treasury stock     0          0    39,000            0         0       39,000
Repurchase of 1,452 shares
 Treasury stock     0          0  (178,473)           0         0     (178,473)
Cash dividends
 declared           0          0         0     (479,712)        0     (479,712)
 Balance at June
 30, 1998  $6,069,300 $3,948,797 $(303,565) $15,874,419  $485,016  $26,073,967


                Notes to Consolidated Financial Statements
                                 Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the six month period ended June 30, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of June 30, 1998 were 485,544 and have been restated for 1997, 1996 and 1995 to reflect the July 1997 20% stock dividend and 2 for 1 stock split.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 1998, and June 30, 1997, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                   June 30
                                                  (000's omitted)
                                              1998          1997
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines            6,488       6,398
  B.   Credit card lines                       6,061       6,126
  C.   Secured real estate loans               4,792       2,470
  D.   Other                                  15,728      12,470

2.   Financial Standby Letters of Credit:        109          35

3.   Mortgages Transferred With Recourse:          0           0




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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements for fiscal year beginning after June 15, 1999. SFAS No. 133 requires entities to recognize all derivatives for either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in June and expects no material impact.

Year 2000 Readiness

It has been widely publicized that many computer applications will not operate past the year 2000 without modifications. This problem results from the fact that some computer systems store dates in two digit format (i.e., 98) instead of four digit format (1998). On January 1, 2000, it is possible that some systems with time sensitive software programs will recognize that year as "00" and may incorrectly interpret the year as 1900.

In 1997, the Company adopted a plan of action to minimize the risk of the Year 2000 event. The plan included the formation of a Technology Steering Committee to assess, monitor, and review vendor compliance and certification and to identify clearly all systems and equipment used in the day to day operations of the Bank that might be affected.

During 1998, the Bank has completed the assessment phase, identified mission critical systems, put a testing strategy in place, worked on contingency plans and undertaken steps to verify that all vendors, suppliers and other related business parties will be ready for the year 2000. Union Trust is currently conducting tests of its mission critical systems and is on track with the FFIEC time frames. The following table identifies each phase and its estimated timetable for completions for Union Trust Company:

                     Phase                    Completed By

             1.  Awareness                    June 30, 1997
             2.  Assessment                   December 31, 1997
             3.  Implementation & Approval    March 31, 1999
             4.  Final Review & Approval      June 30, 1999
             5.  Monitoring                   Through year 2000

The Company has estimated that the total costs directly relating to fixing Year 2000 issues, such as software modification and system testing, will not have a material effect on the performance of the Bank. The Year 2000 Budget is currently $100,000. No direct costs (other than human resource hours) have been expensed as of this date.

The Bank's most reasonable likely worst case Year 2000 scenarios may include the failure of a vendor or third party provider - which is beyond the Bank's control. The Bank's core accounting system has been essentially year 2000 compliant for several years. In the event a failure occurs - the Bank will implement manual contingency systems without serious impact on the Bank's financial condition.

As of June 1998, the Company has created several basic contingency plans. Planning efforts will continue during 1998 based on the latest FFIEC guidelines. Management believes the Bank is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization, all seek to minimize any potential adverse effect on the Bank or its customers.



              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION


Earnings and Performance Overview

Net income increased $181,239 or 13.7% for the first six months of 1998 versus the same period in 1997. The following table summarizes the status of the bank's earnings per share:

                                                      June 30,
                                                  1998        1997
Earnings Per Share                               3.13        2.75
Return on Average Shareholders Equity            5.90%A      5.78%B
Return on Average Assets                         0.66%A      0.64%B
Return on Average Earning Assets                 0.72%A      0.68%B

A=annualized returns are: 11.80%, 1.32%, and 1.44%, respectively. B=annualized returns are: 11.56%, 1.28%, and 1.36%, respectively.

The healthy increase in net income for the second quarter and the first six months of 1998 versus the same period in 1997 results primarily from an increase in net interest income and noninterest income.

Despite narrowing margins, net interest income was up some $157,000 or 3.3% from the same period last year, due to increased loan and investment volumes.

The increase in noninterest income results primarily from improvements in virtually all fee income categories, in particular, in bankcard fees, trust fees, loan and bank fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses increased some $282,000 from the same period in 1997 due to increased staffing and the expenses related to upgrading equipment and facilities.

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

Net interest income for the second quarter of 1998 was $2,469,340, up $2,897 or .12% and for the first six months of 1998 was $5,014,426, up $236,961 or 4.9% over the same periods in 1997.

The following table illustrates the bank's net interest spread position:

                                            Six Months Ended June 30,
                                                 1998        1997

Yield on Earning Assets                         8.03%       8.35%
Cost of all Funds                               3.19%       3.40%
Net Interest Spread                             4.84%       4.95%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $80,000 to $140,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 1998 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

During May 1998, the Bank implemented a Loan Review Program whereas an independent loan review service firm conducted a review of the commercial loan portfolio. The review included updates to comments on all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, non accruals over $100,000, new (closed) and renewed loans over $100,000 as well as the adequacy of the loan loss reserve.

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

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                              (000's Omitted)
                                              Six Months Ended
                                                   June 30,
                                              1998         1997
1.   Nonaccrual Loans                          245         558
2.   Loans past due 90 days & accruing       1,048         491
3.   Restructured loans                          0           0
4.   Other real estate owned (including
        insubstance foreclosure)               376         376
5.   Total nonperforming assets              1,669       1,425
6.   Ratio of total nonperforming loans
        to capital and the allowance for
        loan losses (Texas ratio)             4.49        4.00
7.   Ratio of net chargeoffs to loans          .0011       .00200
8.   Ratio of allowance for loan
        losses to loans                       1.95        1.89
9.   Coverage ratio (allowance for loan
        losses divided by nonperforming
        assets)                             131.45      135.51
10.  Ratio of nonperforming assets
        to total assets                        .72         .64
11.  Ratio of nonperforming loans
        to total loans                         .56         .99

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

Noninterest income, excluding securities gains/(losses), increased $218,301 or 40.9% and $383,696 or 37.8% for the three and six months ended June 30, 1998 over the same period in 1997.

This increase is primarily due to an increase in loan department income of $96,339 or 62.6%, credit card income of $32,974 or 16.4% and trust income of $69,896 or 25.3%.

Net security gains amounted to $5,720 and $10,870 for the three and six months ended June 30, 1998 compared to $(117) and $2,283 for the same periods in 1997.

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

Noninterest expenses increased $133,987 or 69.6% and $282,002 or 7.5% for the three and six months ended June 30, 1998 over the same period in 1997. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                   Tax Expense              Effective Rate
                                 1998      1997             1998    1997
Six Months Ended June 30,      $710,000  $624,000            32.0%   32.0%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1997 as provided on page 14 in the Bank's 1997 Annual Report. Data as of June 30, 1998 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                  Amount          Book Value
                                                   Per Share

June 30, 1998                   $26,606,097          $55.22
June 30, 1997                   $24,443,892          $50.74
December 31, 1997               $26,003,240          $53.97

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks.
At June 30, 1998, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at June 30, 1998 exceeded the minimums established by the Federal Reserve Board as follows:


                                                    Minimum Regulatory
                                      June 30, 1998    Requirements

Tier 1 Capital Ratio                      22.2             3.0%
Total Capital Ratio                       23.5             8.0%
Leverage Ratio                            11.5

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the second quarter of 1998 and $.50 for the second quarter of 1997, adjusted for a July 1997 20% stock dividend and two for one stock split.

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

As of June 30, 1998, Union Trust Company is liability sensitive as measured by GAP. The Bank's cash flows indicate that the Company is slightly asset sensitive. Bank earnings may be negatively affected, should interest rates fall.

As of June 30, 1998, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 98%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 1% or 99% matched, and $87,130,000 in assets and $98,879,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                       June 30,
                                                1998           1997
Net cash from operations                   $  1,857,839   $  3,728,048
Net cash from investing activities         $(10,238,368)  $(21,386,914)
Net cash from financing activities         $  6,940,974   $ 15,640,818
Net increase (decrease)                    $ (1,439,556)  $ (2,018,048)

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first six months of 1998; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                                As of June 30,          Increase
                             1998           1997        (Decrease)

Total Assets             $230,481,117   $222,495,084   $  7,986,033
Total Earnings Assets    $213,822,933   $206,145,739   $  7,677,194
Loans                    $110,116,213   $100,342,025   $  9,774,188
Assets AFS at Market     $ 71,239,720   $ 89,014,449   $(17,774,729)
Assets Held to Maturity  $ 32,467,000   $ 16,789,265   $ 15,677,735
Deposits                 $174,004,398   $163,045,349   $ 10,959,049
Capital                  $ 26,073,967   $ 24,809,505   $  1,264,462

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $2,096,994 to $103,706,720 or 45.0% of total assets as of June 30, 1998, as compared to 47.6% at June 30, 1997. The Bank continues its prefunding strategy for its security portfolio during the second quarter of 1998 as evidenced by security and borrowing balances.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.


LOANS

Loan demand continues to show signs of moderate growth during the second quarter of 1998 and thus the Bank experienced an increase of $9,774,188 or 9.7% at June 30, 1998 versus June 30, 1997.

It should be pointed out that the Bank has sold and serviced $51,210,106 of real estate loans and $3,194,928 of commercial mortgages and has over $3,162,034 of loans held for sale at June 30, 1998.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at June 30, 1998.

The Bank's loan to deposit ratio was 63.3% and the allowance for loan losses 1.95 of total loans at June 30, 1998.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $10,959,049, or 6.7% over the comparable period in 1997, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 6.15% of its deposit base.

                                  PART II

Item 1:                           N/A

Item 2:                           N/A

Item 3:                           N/A

Item 4:                           N/A

Item 5:                           N/A

Item 6:Exhibits and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended June 30, 1998, the Registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


August 12, 1998

                              Sally J. Hutchins, Vice President /Treasurer