Form 10-Q
period 1998-09-30
UNION BANKSHARES CO/ME
filed 1998-11-10
CIK 745083

1

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at September 30, 1998
(Common stock, $12.50 Par Value)                       481,819



                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-Q

PART I         Financial Information                           Page
                                                               No

        Item 1               Financial Statements


               Condensed consolidated balance sheets-
               September 30, 1998, September 30, 1997, and       3
               December 31, 1997

               Condensed consolidated statements of income-
               nine months ended September 30, 1998 and
               September 30, 1997
               three months ended September 30, 1998 and        4-5
               September 30, 1997

               Condensed consolidated statements of cash
               flows-
               nine months ended September 30, 1998 and          6
               September 30, 1997

               Consolidated Statement of Changes in              8
               Shareholders' Equity
               nine months ended September 30, 1998 and 1997

        Item 2      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations         9-18

PART II           Other Information


        Item 1:   Legal Proceedings                                 19


        Item 2:   Changes in Securities                             19


        Item 3:   Defaults Upon Senior Securities                   19


        Item 4:   Submission of Matters to a Vote of Security       19


        Item 5:   Other Information                                 19


        Item 6:   Exhibits and Reports on Form 8-K                  19



                 UNION BANKSHARES COMPANY AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET

                                   September 30    September 30   December 31
                                      1998            1997           1997
                                   (Unaudited)     (Unaudited)     (Audited)*

ASSETS

Cash and due from banks         $    7,022,450   $   8,883,318  $   7,650,086
Assets held for sale               110,932,643      72,825,300     66,403,649
(MARKET VALUE AT 9/30/98)
Held to maturity securities at cost  3,384,603      26,998,978     32,799,686
Federal funds sold                   8,178,416         149,068      2,251,105

Loans (net of unearned discount)   111,084,153     104,659,319    107,037,968
Less: Allowance for loan losses      2,263,852       2,166,766      2,212,740
Net Loans                         $108,820,301    $102,492,553   $104,825,228

Premises, furniture & equip net      2,721,271       2,913,776      2,842,151
Other assets                         6,007,592       5,510,746      5,787,926
Total Assets                      $247,067,275    $219,773,738   $222,559,831

LIABILITIES

Deposits:
  Demand                         $  22,324,197   $  20,325,536  $  20,574,024
  Savings                           84,863,302      77,303,178     80,170,160
  Time                              78,686,907      75,723,826     76,641,681
Total Deposits                     185,874,406     173,352,540    177,385,865
Borrowed Funds                      28,588,433      17,625,893     14,964,225
Accrued Expenses & Other
 Liabilities                         5,018,103       4,128,243      4,206,501
Total Liabilities                 $219,480,942    $195,106,676   $196,556,591

SHAREHOLDERS' EQUITY

Common Stock                      $  6,069,300    $  6,069,300   $  6,069,300
Surplus                              3,948,797       3,948,797      3,948,797
Retained Earnings                   16,939,780      14,613,212     15,708,089
Net Unrealized Gain/(Loss) on
 Securities Available for Sale         927,485         199,845        437,749
Less:   Treasury Stock                 299,029         164,092        160,695
Total Shareholders' Equity        $ 27,586,333    $ 24,667,062   $ 26,003,240
Total Liabilities & Shareholders'
 Equity                           $247,067,275    $219,773,738   $222,559,831

*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.


                        UNION BANKSHARES COMPANY
               Condensed Consolidated Statements of Income
                               (UNAUDITED)

                                             Nine Months Ended - September 30,
                                                       1998            1997
INTEREST INCOME
  Interest and Fees on Loans                     $  7,508,785    $  6,976,452
  Interest and Fees on Municipal Loans and Bonds      604,678         434,442
  Interest and Dividends on Securities              4,549,552       4,573,982
  Interest on Federal Funds Sold                      207,485          26,613
  Amortization & Accretion - Net                     (144,186)         56,484
     Total Interest Earned                         12,726,314      12,067,973

INTEREST EXPENSE
  Interest on Deposits                              4,405,078       4,326,960
  Interest on Funds Purchased/Borrowed                795,010         627,734
     Total Interest Expense                         5,200,088       4,954,694

NET INTEREST INCOME                                 7,526,226       7,113,279
  Provision for Loan Losses                           213,000          90,000

NET INTEREST INCOME AFTER LOAN PROVISION            7,313,226       7,023,279

NONINTEREST INCOME
  Exchange, Commission & Fees                         738,521         642,825
  Trust Department                                    526,377         426,329
  Financial Service Fees                               53,451          52,154
  Other Income                                      1,003,675         698,001
  Net Securities Gains/(Losses)                        25,376          (5,298)
     Total Noninterest Income                       2,347,400       1,814,011

NONINTEREST EXPENSE
  Salaries and Employee Benefits                    3,171,128       3,038,990
  Building Maintenance & Operations                   405,738         359,768
  FDIC Insurance                                       20,859          20,312
  Other Expenses                                    2,699,685       2,539,239
     Total Noninterest Expense                      6,297,410       5,958,309

INCOME BEFORE TAXES                                 3,363,216       2,878,981
  Income Taxes                                      1,075,000         914,000

NET INCOME                                        $ 2,288,216     $ 1,964,981

Per Share Data:
  Net Income                                            $4.75           $4.08
  Dividends Declared                                    $ .50           $ .50


                        UNION BANKSHARES COMPANY
               Condensed Consolidated Statements of Income
                               (UNAUDITED)

                                              Three Months Ended-September 30,
                                                        1998          1997
INTEREST INCOME
  Interest and Fees on Loans                        $2,541,540     $2,349,079
  Interest and Fees on Municipal Loans and Bonds       229,232        160,951
  Interest and Dividends on Securities               1,543,925      1,648,918
  Interest on Federal Funds Sold                        81,050          6,760
  Amortization & Accretion - Net                       (39,013)        10,909
     Total Interest Earned                           4,356,734      4,176,617

INTEREST EXPENSE
  Interest on Deposits                               1,496,614      1,496,107
  Interest on Funds Purchased/Borrowed                 348,320        344,696
     Total Interest Expense                          1,844,934      1,840,803

NET INTEREST INCOME                                  2,511,800      2,335,814
  Provision for Loan Losses                             73,000         30,000

NET INTEREST INCOME AFTER LOAN PROVISION             2,438,800      2,305,814

NONINTEREST INCOME
  Exchange, Commission & Fees                          281,049        297,519
  Trust Department                                     179,761        149,609
  Financial Service Fees                                18,330         18,427
  Other Income                                         443,561        338,124
  Net Securities Gains/(Losses)                         14,506         (7,581)
     Total Noninterest Income                          937,207        796,098

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,118,943      1,108,417
  Building Maintenance & Operations                    133,587        121,971
  FDIC Insurance                                         4,950          5,046
  Other Expenses                                       971,224        936,171
     Total Noninterest Expense                       2,228,704      2,171,605

INCOME BEFORE TAXES                                  1,147,303        930,307
  Income Taxes                                         365,000        290,000

NET INCOME                                         $   782,303    $   640,307

Per Share Data:
  Net Income                                             $1.62          $1.33
  Dividends Declared                                     $ .50          $ .50


                 UNION BANKSHARES COMPANY AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 1998 and 1997

                                                         1998        1997
Net Cash Flows Provided by Operating Activities:
  Net Income                                         $2,288,216    $1,964,981
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      289,842       315,156
     Provision for loan losses                          213,000        90,000
     Net securities gains                                25,376             0
     Disposal of fixed assets                            84,141             0
     Loss on sale of other real estate owned                  0        27,399
     Provision for other real estate owned                    0        15,000
     Net change in other assets                        (219,666)     (126,613)
     Net change in other liabilities                    811,602     6,169,498
     Net amortization of premium on investments         384,473       241,029
     Net change in deferred loan origination fees         6,661        27,580
     Origination of loans held for sale             (17,247,605)   (5,811,159)
     Proceeds from loans held for sale               16,001,930     5,651,685
     Total adjustments                                  349,754     6,599,575
  Net cash provided by operating activities           2,637,970     8,564,556
Cash Flows From Investing Activities:
     Purchase of investments                        (48,388,964)  (63,810,745)
     Proceeds from sales of investments              11,993,610    36,280,474
     Proceeds from maturities of investments         22,348,943    12,436,521
     Net change in loans to customers                (4,214,734)   (3,723,573)
     Proceeds from sale of other real estate owned            0       424,519
     Capital expenditures                              (253,103)     (311,820)
   Net cash used in investing activities            (18,514,248)  (18,704,624)
Cash Flows From Financing Activities:
     Net increase/(decrease) in
        other Borrowed Funds                         13,624,208     6,064,213
     Net increase/(decrease) in deposits              8,409,791     4,523,529
     Purchase of Treasury Stock                        (177,334)     (115,407)
     Proceeds from sale of Treasury Stock                39,000         7,350
     Proceeds from issuance of Common Stock                   0             0
     Payment for fractional shares                            0       (29,699)
     Dividends paid                                    (719,712)     (879,712)
  Net cash provided by financing activities          21,175,953     9,570,274
Net increase/(decrease) in cash
    and cash equivalents                              5,299,675      (569,794)
Cash and cash equivalents at beginning of year        9,901,191     9,602,180
Cash and cash equivalents at 9/30/98 & 9/30/97      $15,200,866    $9,032,386

  Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                          1998         1997
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                      351,021       356,011
     Deferred income/(expense) liability                119,346      (156,166)
Net unrealized gain/(loss) on available
    for sale securities                                $231,673      $199,845
Net transfer from Investments Held to Maturity
  to AFS in accordance with FAS 133                 $28,502,694      $      0




UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 1998 and 1997

                                                       ACCUMULATED
                                                          OTHER       SHARE-
             COMMON                TREASURY  RETAINED COMPREHENSIVE  HOLDER'S
              STOCK     SURPLUS     STOCK    EARNINGS    INCOME      EQUITY

Balance at December 31,
 1996      $6,069,300 $3,948,797 $ (56,035) $13,923,256 $(171,460) $23,713,858

Net income, September 30,
 1997               0          0         0    1,964,981         0    1,964,981
Change in net unrealized
 gain (loss) on available
 for sale securities, net of
 tax of $151,074    0          0         0            0   278,742      278,742
Total Comprehensive
 Income             0          0         0            0         0    1,603,416
Sale of 35 shares
 Treasury stock     0          0     7,350            0         0        7,350
Repurchase of 512 shares
 Treasury stock     0          0  (115,407)           0         0     (115,407)
Cash dividends
 declared           0          0         0     (641,174)        0     (641,174)
Balance at September 30,
 1997      $6,069,300 $3,948,797 $(164,092) $14,613,212  $107,282  $24,574,499

Balance at December 31,
 1997      $6,069,300 $3,948,797 $(160,695) $15,708,089  $437,749  $26,003,240

Net income, September 30,
 1998               0          0         0    2,288,216         0    2,288,216
Change in net unrealized gain
 (loss) on available for sale
 securities, net of tax
 of $64,956         0          0         0            0   489,736      489,736
Total Comprehensive
 Income             0          0         0            0         0    2,777,952
Sale of 312 shares
 Treasury stock     0          0    43,536            0         0       43,536
Repurchase of 1,452 shares
 Treasury stock     0          0  (181,870)           0         0     (181,870)
Cash dividends
 declared           0          0         0     (719,712)        0     (719,712)
Balance at September 30,
 1998      $6,069,300 $3,948,797 $(299,029) $16,939,780  $927,485  $27,586,333


               Notes to Consolidated Financial Statements
                                Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the nine month period ended September 30, 1998 and 1997 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of September 30, 1998 were 485,544 and have been restated for 1997, 1996 and 1995 to reflect the July 1997 20% stock dividend and 2 for 1 stock split.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position.  The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 1998, and September 30, 1997, the following financial instruments, whose contract amounts represent credit risk, were outstanding.
                                                           September 30
                                                          (000's omitted)
                                                         1998          1997
1.  Unused Commitments:

  A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                       6,796       6,191
  B.   Credit card lines                                  5,924       6,088
  C.   Secured real estate loans                          4,264       5,785
  D.   Other                                             17,409      11,223

2.   Financial Standby Letters of Credit:                    97          35

3.   Mortgages Transferred With Recourse:                     0           0


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for financial statements for fiscal years beginning after June 15, 1999. SFAS No. 133 requires entities to recognize all derivatives for either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted SFAS No. 133 in July and expects no material impact.

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



             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATION


Earnings and Performance Overview

Net income increased $323,235 or 16.5% for the first nine months of 1998 versus the same period in 1997. The following table summarizes the status of the bank's earnings per share:

                                                   September 30,
                                                  1998        1997
Earnings Per Share                               4.75        4.08
Return on Average Shareholders Equity            8.76%A      8.43%B
Return on Average Assets                         0.98%A      0.94%B
Return on Average Earning Assets                 1.05%A      1.03%B

A=annualized returns are: 11.68%, 1.30%, and 1.40%, respectively. B=annualized returns are: 11.24%, 1.25%, and 1.37%, respectively.

The healthy increase in net income for the third quarter and the first nine months of 1998 versus the same periods in 1997 results primarily from an increase in net interest income and noninterest income.

Despite narrowing margins, net interest income was up some $413,000 or 5.8% from the same period last year, due to increased loan and investment volumes.

The increase in noninterest income results primarily from improvements in virtually all fee income categories, in particular, in bankcard fees, trust fees and loan and bank fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses increased some $339,000 from the same period in 1997 due to increased staffing and the expenses related to upgrading equipment and facilities.

During 1998, the Company will implement specific strategic priorities that will focus on increasing fee based revenues and controlling overall expense. With the everchanging environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources.

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

Net interest income for the third quarter of 1998 was $2,511,800, up $175,986 or 7.5% and for the first nine months of 1998 was $7,526,226, up $412,947 or 5.8% over the same periods in 1997.

The following table illustrates the bank's net interest spread position:

                                         Nine Months Ended September 30,
                                                 1998        1997

Yield on Earning Assets                          7.88%       8.26%
Cost of all Funds                                3.04%       3.22%
Net Interest Spread                              4.86%       5.04%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $123,000 to $213,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at September 30, 1998 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

                                                             (000's Omitted)
                                                            Nine Months Ended
                                                              September 30,
                                                             1998        1997

1.   Nonaccrual Loans                                         397         524
2.   Loans past due 90 days & accruing                         46          69
3.   Restructured loans                                         0           0
4.   Other real estate owned (including
          insubstance foreclosure)                            376         376
5.   Total nonperforming assets                               819         969
6.   Ratio of total nonperforming loans to capital and the
          allowance for loan losses (Texas ratio)            1.48        2.21
7.   Ratio of net chargeoffs to loans                        0.14        0.006
8.   Ratio of allowance for loan losses to loans             2.04         2.07
9.   Coverage ratio (allowance for loan losses divided by
          nonperforming assets)                            276.43       223.63
10.  Ratio of nonperforming assets to total assets            .33          .44
11.  Ratio of nonperforming loans to total loans              .18          .57

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

Noninterest income, excluding securities gains/(losses), increased $119,022 or 14.8% and $502,715 or 27.6% for the three and nine months ended September 30, 1998 over the same period in 1997.

This increase is primarily due to an increase of loan department fees of $164,495 or 68.6%, credit card income of $31,853 or 7.1%, trust income of $100,048 or 23.5%, and customer account income of $95,696 or 14.9%.

Net security gains/(losses) amounted to $14,506 and $25,376 for the three and nine months ended September 30, 1998 compared to $(7,581) and $(5,298) for the same periods in 1997.

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

Noninterest expenses increased $57,099 or 2.6% and $339,101 or 5.7% for the three and nine months ended September 30, 1998 over the same period in 1997. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                           Tax Expense         Effective Rate
                                         1998         1997       1998    1997
Nine Months Ended September 30,      $1,075,000     $914,000     32.0%   31.8%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1997 as provided on page 14 in the Bank's 1997 Annual Report. Data as of September 30, 1998 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                    SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                     Per Share

September 30, 1998               $27,586,333          $57.25
September 30, 1997               $24,667,062          $51.20
December 31, 1997                $26,003,240          $53.97

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 1998, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at September 30, 1998 exceeded the minimums established by the Federal Reserve Board as follows:




                                                          Minimum Regulatory
                                    September 30, 1998       Requirements

Tier 1 Capital Ratio                      21.4                    3.0%
Total Capital Ratio                       22.6                    8.0%
Leverage Ratio                            11.2

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the third quarter of 1998 and $.50 for the third quarter of 1997, adjusted for a July 1997 20% stock dividend and two for one stock split

STOCK DIVIDENDS

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

As of September 30, 1998, Union Trust Company is asset sensitive as measured by GAP. The Bank is asset sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of September 30, 1998, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 114%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 6% which is 106% matched, and $118,940,000 in assets and $104,521,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                             September 30,
                                            1998         1997
Net cash from operations                      $  2,637,970     $  8,564,556
Net cash from investing activities            $(18,514,248)    $(18,704,624)
Net cash from financing activities            $ 21,175,953     $  9,570,274
Net increase (decrease)                       $  5,299,675     $   (569,794)

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first nine months of 1998; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                                   As of September 30,          Increase
                                  1998            1997         (Decrease)

Total Assets                  $247,067,275    $219,773,738    $ 27,293,537
Total Earnings Assets         $231,315,962    $202,465,898    $ 28,850,064
Loans                         $108,820,301    $102,492,553    $  6,327,748
Assets Held for Sale          $110,932,643    $ 72,825,300    $ 38,107,343
Assets Held to Maturity       $  3,384,603    $ 26,998,978    $(23,614,375)
Deposits                      $185,874,406    $173,352,540    $ 12,521,866
Capital                       $ 27,586,333    $ 24,667,062    $  2,919,271

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. As shown under the section "Balance Sheet Analysis", the securities portfolio increased $14,492,968 to $114,317,246 or 58.7% of total assets as of September 30,
1998, as compared to 45.4% at September 30, 1997. The Bank continues its prefunding strategy for its security portfolio during the third quarter of 1998 as evidenced by security and borrowing balances.

Upon adoption of FAS 133 in July, 1998, $21,270,958 in Mortgage Backed Securities and $7,231,736 in State and Municipal Bonds were reclassified from Held to Maturity to Available for Sale.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.



LOANS

Loan demand continues to show signs of moderate growth during the third quarter of 1998 and thus the Bank experienced an increase of $6,327,748 or 6.2% at September 30, 1998 vs September 30, 1997.

It should be pointed out that the Bank has sold and serviced $51,848,096 of real estate loans and $3,171,190 of commercial mortgages and has over $4,322,875 of loans held for sale at September 30, 1998.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at September 30, 1998.

The Bank's loan to deposit ratio was 59.8% and the allowance for loan losses 2.03% of total loans at September 30, 1998.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $12,521,866, or 7.2% over the comparable period in 1997, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.88% of its deposit base.


                                 PART II

Item 1:                           N/A

Item 2:                           N/A

Item 3:                           N/A

Item 4:                           N/A

Item 5:                           N/A

Item 6:Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended September 30, 1998, the Registrant was not required to and did not file any reports on Form 8-K.



                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


November 5, 1998

                              Sally J. Hutchins, Vice President/Treasurer