Form 10-K
period 1998-12-31
UNION BANKSHARES CO/ME
filed 1999-03-29
CIK 745083

1
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-K

(Mark One)
( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1998

                                   OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _________ to _________

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 5, 1999, was approximately $56,603,300.

481,896 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 16, 1999.

                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-K

PART I                                                              Page No.

Item 1:      Business                                                 3-16
Item 2:      Properties                                              16-17
Item 3:      Legal Proceedings                                         17
Item 4.      Submission of Matters to a Vote of Security Holders       17

PART II

Item 5:      Market for Registrant's Common Equity and Related
             Stockholder Matters                                       18
Item 6:      Selected Financial Data                                   19
Item 7:      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                 19
Item 7A:     Quantitative and Qualitative Disclosures
             About Market Risk                                      20-21
Item 8:      Financial Statements and Supplementary Data               21
Item 9:      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                  21

PART III

Item 10:  Directors and Executive Officers of the Registrant          21
Item 11:  Executive Compensation                                      21
Item 12:  Security Ownership of Certain Beneficial Owners
          and Management                                              21
Item 13:  Certain Relationship and Related Transactions               21

PART IV

Item 14:  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                     22-23

Signatures                                                           24

                                 PART I

ITEM I:  Business

Union Bankshares Company is a one-bank holding company, organized under the laws of the State of Maine. The Company's only subsidiary is Union Trust Company, established in 1887 and wholly owned. Union Bankshares' holding company structure can be used to engage in permitted banking-related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in those activities. The Company has no immediate plans to engage in such activities, but could do so if such action should appear desirable.

Union Trust is a full-service, independent, community bank that is locally owned and operated. Through its eleven offices, Union Trust serves the financial needs of individuals, businesses, municipalities and nonprofit organizations in eastern Maine. Union Trust offers a wide variety of financial services with competitive interest rates; a helpful, friendly staff; and quick, local decision-making to meet the needs of the communities it serves. As a complement to the services offered by the Bank, the Trust and Investment Services Department provides a broad range of investment options to help meet the needs of our customers. Trust and Investment Services has served generations of Maine families with estate planning, investment management, custody, and retirement planning and employee benefit services.

The long-term goals of Union Trust Company focus on:

    becoming a market-driven sales and service organization;
    becoming effective users of appropriate technology; and building the financial strength of the Bank with steady growth of earnings and assets and controlled risk taking consistent with shareholder expectations.

We encourage our Relationship Managers to visit customers, listen to them and respond with appropriate solutions to their needs. Our Relationship Managers continue to meet with area business owners at their places of business in an effort to understand their businesses and how the Bank can play a role in helping them. More visits are being made to more and more businesses each year. The Bar Harbor branch, now one-and-a-half years old, has shown tremendous growth during 1998, confirming our commitment to the Mount Desert Island market area.

As customers increase their demand for electronic banking services, Union Trust is responding. During 1998, scores of customers discovered the value of BankLinerPC (our computer banking service) and its cash management features. For example, we have experienced a significant increase in ACH transaction volume since 1994. This can be attributed to the growing appeal of automated services such as direct deposit payroll services, direct deposit of Government payments and direct debits for monthly bills.

BankLinerPC is just the most recent 24-hour financial connection that Union Trust has established to meet its customers' needs. In October 1998, the Jonesport branch became Union Trust's twelfth and newest 24-hour ATM location. BankLiner (our automated 24-hour telephone banking service) and Customer Service Call Center (answered by real people) continue to receive record-breaking numbers of calls year after year. Customers are wanting more information and more ways to access their accounts more often.

Union Trust Company has a documented record of consistent earnings growth, posting an earnings increase in 1998 of 14.4%. Loans grew to $110 million. Over the years, as we have worked to expand our fee-based services, Trust and Investment Services has been a major focus. The department's contribution to net income increases every year. During 1998, trust assets under management grew by 25.6% over 1997.

Union Trust takes pride in delivering personalized, responsive service and developing quality, innovative products for its customers. Union Trust also supports the people and communities it serves through a far-reaching donation program. The program addresses human needs within the community by contributing to various nonprofit organizations, community development efforts and environmental groups. It also encourages and supports the thousands of hours of volunteer time given each year by the Bank's employees, directors and retirees. During 1998, we elected two new directors to the Board, Blake "Cubby" Brown and Jim Markos. We are excited to have their business expertise and community connections at work for the Bank.

The Bank competes actively with other commercial banks and other financial institutions in its service areas. In the Bank's immediate market area, there are two other independent community banks, one savings and loan association, three savings bank branch offices and three commercial banks owned outside of the state of Maine. Strong competition exists among commercial banks in efforts to obtain new deposits, in the scope and type of services offered, in interest rates on time deposits and interest rates charged on loans, and in other aspects of banking. In Maine, savings banks are major competitors of commercial banks as a result of broadened powers granted to savings banks. In addition, the Bank like other commercial banks, encounters substantial competition from other financial institutions engaged in the business of either making loans or accepting deposit accounts, such as savings and loan associations, credit unions, insurance companies, certain mutual funds, and certain governmental agencies. Furthermore, the large banks located in Boston, New York and Providence are active in servicing some of the large Maine based companies.

As of December 31, 1998, the Bank employed 123 employees of which 16 employees were part time. They are not compensated by the Company for their service and there are no employees of the Company.

The Bank's primary regulator is the Federal Reserve Bank of Boston and as a state chartered bank to the Bureau of Banking of the State of Maine.

Please refer to Footnote #15 on page 37 of the 1998 Annual Report of Union Bankshares Company, regarding compliance with capital requirements.

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

A.   AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

The following table sets forth the information related to changes in net interest income. For purposes of the table and the following discussion, information is presented regarding (1) the total dollar amount of interest income of the Company from interest earning assets and the resulting average yields; (2) the total dollar amount of interest expense on interest bearing liabilities and the resulting average cost; (3) net interest income; (4) interest rate spread; and (5) net interest margin. Information is based on average daily balance during the indicated periods. For the purposes of the table and the following discussion, (1) income from interest earning assets and net interest income are presented on a tax equivalent basis using a tax rate of 34% and (2) non accrual loans have been included in the appropriate average balance loan category, but unpaid interest on non accrual loans has not been included for purposes of determining interest income.


           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                                 (In Thousands)
                           (On a Tax Equivalent Basis)

                      1998                 1997                 1996
                Avg    Int    Yield/ Avg     Int   Yield/ Avg    Int   Yield/
                Bal Earned/Paid Rate Bal Earned/Paid Rate Bal Earned/Paid Rate
Assets
Interest Earning Assets:
 Securities
  Available
  for Sale   $ 77,517 $ 5,278 6.81 $ 72,741 $ 5,182 7.12 $ 80,333 $ 5,256 6.54
 Securities Held
  to Maturity  23,968   1,510 6.30   22,689   1,437 6.33    3,772     369 9.78
 Federal Funds
  Sold          6,384     326 5.11      598      41 6.86    1,411      76 5.39
 Loans (Net)  108,057  10,241 9.47  100,208   9,660 9.64   94,139   9,192 9.76
Total Interest
 Earning
 Assets       215,926 $17,355 8.04  196,236 $16,320 8.32  179,655 $14,893 8.28
Other Nonearning
 Assets        19,699                18,878                14,926
             $235,625              $215,114              $194,581

Liabilities
Interest Bearing Liabilities:
 Savings
 Deposits    $ 69,656 $ 1,131 1.62 $ 65,432 $ 1,119 1.71 $ 65,770 $ 1,172 1.78
 Time Deposits 77,545   4,223 5.44   73,419   4,298 5.85   67,294   3,752 5.57
 Money Market
  Accounts     11,765     560 4.76   12,271     482 3.93   14,107     478 3.39
 Borrowings    18,077   1,260 6.97   14,007     835 5.96    4,012     229 5.71
Total Interest
  Bearing
  Liabilities 177,043 $ 7,174 4.05  165,129 $ 6,734 4.08  151,183 $ 5,631 3.72
Other Noninterest
 Bearing Liabilities
 & Shareholders'
 Equity        58,582                49,985                43,398
             $235,625              $215,114              $194,581

Net Interest Income    $10,181              $ 9,586                $ 9,262

Net Interest Rate Spread      3.99                  4.24                  4.56

Net Interest Margin           4.72                  4.88                  5.16

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

           ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
          For the years ended December 31, 1998, 1997 and 1996
                             (In Thousands)

                             Year Ended December 31, 1998 vs. 1997
                                      Increase (Decrease)
                                        Due to Change In

                                    Volume    Rate     Rate/Volume*   Total
Interest Earning Assets:
     Assets Available for Sale      $  337   $  (488)     $   83     $ (68)
     Securities Held to Maturity        80       (37)         74       117
     Federal Funds Sold                397      (296)        184       285
     Loans, Net                        757      (751)        575       581
Total Interest Earning Assets        1,571    (1,572)        916       915

Interest Bearing Liabilities:
     Savings Deposits                   72       (71)         11        12
     Time Deposits                     238      (228)        (86)      (76)
     Money Market Accounts             (20)       24          74        78
     Borrowed Funds                    242      (284)        468       426
Total Interest Bearing Liabilities     532      (559)        467       440
Change in Net Interest Income       $1,039   $(1,013)       $449     $ 475


                             Year Ended December 31, 1997 vs. 1996
                                      Increase (Decrease)
                                        Due to Change In

                                    Volume      Rate    Rate/Volume*   Total
Interest Earning Assets:
     Assets Available for Sale      $ (499)    $  463     $  (38)  $   (74)
     Securities Held to Maturity     1,223        (27)      (136)    1,060
     Federal Funds Sold                (44)        21        (12)      (35)
     Loans, Net                        588       (118)        (2)      468
Total Interest Earning Assets        1,268        339       (188)    1,419

Interest Bearing Liabilities:
     Savings Deposits                   (7)       (47)         1       (53)
     Time Deposit                      337        185         24       546
     Money Market Accounts             (62)        76        (10)        4
     Borrowed Funds                    571         10         25       606
Total Interest Bearing Liabilities     839        224         40     1,103
Change in Net Interest Income       $  429      $ 115      $(228)   $  316

*Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.


B.    INVESTMENT PORTFOLIO

HELD TO MATURITY SECURITIES

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years. (In Thousands)

                                                   December 31

                                      1998           1997            1996

U.S. Treasury Securities &
  Other Government Agencies          $    0        $25,814          $  995
Obligations of States &
  Political Subdivisions              4,376          6,985           3,792
TOTAL                                $4,376        $32,799          $4,787

The table below shows the relative maturities of held to maturity securities as of December 31, 1998.

                       Held to Maturity Securities
                       Maturity Distribution as of
                            December 31, 1998

Security Category             Due 1 Yr   Due 1-     Due 5-  Due After
                              or less    5 Yrs      10 yrs    10 Yrs

State and Municipal Bonds    $   150    $1,611     $1,235    $1,380
Average Weighted Yield         8.39%     7.81%      8.26%     7.26%

TOTAL                         $  150    $1,611     $1,235    $1,380
Percent of Total Portfolio      3.4%     36.8%      28.3%     31.5%

NOTE: Average Weighted Yields on tax exempt obligations have been computed on a tax equivalent basis

 AVAILABLE FOR SALE SECURITIES

The following table shows the carrying value of the Company's Available for Sale Securities and other investment securities at the end of each of the last three years. (In Thousands)


                                                 December 31

                                          1998       1997      1996

US Treasury Notes and
 Other Government Agencies             $ 93,971    $60,105    $73,322
Obligations of State and
 Political Subdivisions                   8,769          0      1,513
Other Securities                          4,189      3,160      1,946
TOTAL                                  $106,929    $63,265    $76,781




The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 1998 (excludes other securities).

                      Securities Available for Sale
                       Maturity Distribution as of
                            December 31, 1998

Security Category           Due 1 Yr     Due 1-     Due 5-  Due After
                            or less      5 Yrs      10 Yrs    10 yrs

US Treasury Notes and Other
   Government Agencies      $ 3,153    $13,959    $46,532   $39,096
Average Weighted Yield        6.93%      6.62%      6.67%     7.01%

TOTAL                       $ 3,153    $13,959    $46,532   $39,096

Percent of Total Portfolio:    2.9%      13.1%      43.5%     36.5%

C.    LOANS

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.
                               1998       1997     1996      1995     1994
                                          (In Thousands)

Real Estate Loans
A.   Construction & Land
   Development              $  6,431  $  5,925  $  4,073  $  2,023  $  2,168
B.   Secured by 1-4 Family
   Residential Properties     36,944    33,528    30,457    27,402    25,528
C.   Secured by Multi Family
   (5 or more) Residential
   Properties                      0         0         0         2         4
D.   Secured by Non-Farm,
   Non-Residential
   Properties                 30,550    28,386    30,134    28,273    26,500

Commercial & Industrial Loans 15,979    18,566    16,582    13,778    12,975
Loans to Individuals for Household,
  Family & Other Consumer
  Expenditures                15,327    15,806    15,133    14,335    12,844
All Other Loans                5,168     4,852     4,664     7,430     4,189
Total Gross Loans           $110,399  $107,063  $101,043   $93,243   $84,208

The above data is gathered from loan classifications established by the Federal Reserve Call Report 033.

The percentages of loans by lending classification to total loans outstanding at December 31 was as follows:

                                    1998     1997     1996     1995    1994

Real Estate                         67.0%    63.4%    64.0%    61.9%  64.4%
Commercial & Industrial -
 Including single
  payment loans to individuals      14.5%    17.3%    16.4%    14.8%  15.4%
Consumer Loans                      13.9%    14.8%    15.0%    15.4%  15.3%
All Other Loans                      4.6%     4.5%     4.6%     7.9%   4.9%
Total Loans                        100.0%   100.0%   100.0%   100.0% 100.0%

                  Maturities and Sensitivities of Loans
                      To Changes in Interest Rates
                         As of December 31, 1998

                             Due 1 Year    Due 1-5 Years   Due 5 Years +
                               or Less
Real Estate                    $37,349        $19,262       $17,314
Commercial & Industrial         11,246          3,106         1,627
Consumer                         7,469          2,485         5,373
Municipal                        3,032          1,554           582
Total                          $59,096        $26,407       $24,896

Note: Real estate loans in the 1-5 category have $2,846,353 at a fixed interest rate and $16,415,647 at a variable interest rate. Commercial loans in the 1-5 year category have $3,052,000 at a fixed interest rate and $54,000 at a variable interest rate.

      Real estate loans in the 5+ category have $15,851,148 at a fixed interest rate and $1,462,852 at a variable interest rate.
      Commercial loans in the 5+ category have $1,253,695 at a fixed interest rate and $373,305 at a variable rate.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due:

                                      December 31,

                   1998         1997         1996        1995        1994
                Amt     %     Amt    %    Amt     %    Amt    %     Amt    %

Real Estate   $3,079   2.8  $3,003  2.8  $2,649  2.6  $ 867  0.9  $ 479   0.6
Installment   $  153   0.1  $  128  0.1  $  197  0.2  $  95  0.1  $  95   0.1
All Others    $  134   0.1  $  151  0.1  $  220  0.2  $  35  0.0  $ 189   0.2
TOTAL         $3,366   3.0  $3,282  3.0  $3,066  3.0  $ 997  1.0  $ 763   0.9

It is the policy of the Company to discontinue the accrual of interest on loans when, in the opinion of the management, the ultimate collectibility of principal or interest becomes doubtful. The principal amount of loans which have been placed on non-accrual status were comprised primarily of certain installment loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations. There were approximately $534,000, $503,000 and $491,000 as of December 31, 1998, 1997 and 1996, respectively, of loans on a non-accrual status.

                           LOAN CONCENTRATIONS

As of December 31, 1998 and 1997, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock and Washington Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeds 10% of the Bank's shareholders' equity at December 31, 1998.

                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses for the past five years were as follows:
(Dollars in thousands)

                                            December 31,

                                  1998      1997      1996      1995     1994

Balance at beginning of period:$  2,213  $  2,084  $ 1,878   $ 1,929  $ 1,802
Charge-offs:
     Commercial & Industrial Loans    2         5       15        44       30
     Real Estate Loans                0       123        0        48      256
     Loans to Individuals           111        97       73       104       34
                                    113       225       88       196      320

Recoveries:
     Commercial & Industrial Loans   11       118      138        43        5
     Real Estate Loans                0        67       12         1      390
     Loans to Individuals            39        49       24        71       52
                                     50       234      174       115      447
     Net Charge-offs (recoveries)    63        (9)     (86)       81     (127)
     Provision for loan losses      285       120      120        30        0
Balance at end of period       $  2,435  $  2,213  $ 2,084   $ 1,878  $ 1,929

Average Loans Outstanding      $110,321  $102,321  $97,143   $88,725  $82,600

Ratio of Net Charge-offs (Recoveries) to
average loans outstanding         .057%    (.009%)   (.09%)     .09%    (.15%)

               ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES


                                      December 31,

               1998         1997          1996        1995          1994
             Amt  % of   Amt     %     Amt     %     Amt    %     Amt   %
                  Loan         Loan          Loan         Loan         Loan
               Categories   Categories    Categories  Categories    Categories
                To Total     To Total      To Total     To Total     To Total
                  Loans        Loans         Loans        Loans        Loans

Balance At End of Period:
Applicable To:
Real
 Estate   $  374  67.0% $  356  63.4% $  318  64.0% $  647  61.9% $  665  64.4%
Commercial &
Industrial 1,780  14.5%  1,558  17.3%  1,405  16.4%  1,024  14.8%  1,051  15.4%
  Consumer   153  13.9%    158  14.8%    151  15.0%    207  15.4%    213  15.3%
  Municipal   58   4.2%     49   4.1%     60   4.5%      0   7.9%      0   4.9%
Identified    62    .4%     67    .4%    100    .1%      0    .0%      0    .0%
Unallocated    8    .0%     25    .0%     50    .0%      0    .0%      0    .0%

TOTAL     $2,435 100.0% $2,213 100.0% $2,084 100.0% $1,878 100.0% $1,929 100.0%

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

As of December 31, 1998, the Company had impaired loans totaling
$207,686, which consisted of real estate loans. The fair value of the loans' collateral was used to evaluate the adequacy of the Allowance for Loans Losses allocated to these loans.

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

                              Risk Elements

                                  1998    1997     1996     1995    1994
Loans accounted for on a
 non accrual basis                $534    $503     $491     $614    $151
Accruing loans contractually
 past due 90 days or more         $ 47    $209     $196     $388    $ 86

In accordance with Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 1998 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $40,000. There was approximately $2,000 included in the gross interest income on non-accrual and restructured loans for 1998.

D.   DEPOSITS

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 1998.

                                 Amount
                              (In Thousands)

                    3 Months or Less                        $ 5,886
                    Over 3 Through 6                        $ 1,569
                    Over 6 Through 12 Months                $ 3,032
                    Over One Year                           $   993
                    Total                                   $11,480

E.    SHORT-TERM BORROWINGS
                                     December 31
                              1998                   1997

                      Weighted                  Weighted
                      Average                   Average
                   Interest Rate   Amount    Interest Rate   Amount

Fixed advances           6.45     $451,250        6.52       $273,250
Variable advances        5.29  $20,000,000        5.35     $9,000,000
Securities sold
 under agreement         3.70   $8,965,977        4.00     $5,690,975


                              1998                          1997

                Fixed    Variable   Securities  Fixed    Variable   Securities

Maximum amount $451,250 $20,142,352 $9,512,901 $273,250 $22,903,225 $7,890,521
outstanding of any
month end during the year

Average amount $407,584 $18,077,448 $6,485,367 $206,143 $12,569,863 $3,950,415
outstanding during
the year

Weighted average  6.53%       5.30%      4.05%    6.74%       5.86%      4.17%
interest rate for the year

Advances at December 31, 1998 mature as follows:

    2002       2005      2007       2008         2010     2012      2013

$4,000,000   $55,000   $84,250   $16,089,000   $55,000   $79,000   $89,000

F.   CAPITAL RATIOS

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.


                                  *1998     *1997     *1996

Deposits                           15.1%     14.9%     14.4%
Loans                              25.4%     24.6%     24.6%
Total Assets                       11.6%     12.0%     12.1%
Earning Assets                     12.8%     13.0%     13.3%

*Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $1,162,032, $437,749 and ($171,460) at December 31, 1998, 1997 and 1996, respectively.

G.   RETURN ON SHAREHOLDERS' EQUITY

The following table presents, for each of the last three years, the Company's return on shareholders' equity, return on assets, and return on average earning assets.

                                              1998      1997      1996

Return on Average Shareholders' Equity       11.6%    10.9%     10.6%
Return on Average Assets                      1.3%     1.3%      1.2%
Return on Average Earning Assets              1.4%     1.4%      1.4%

H.   LIQUIDITY MANAGEMENT

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

As of December 31, 1998, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 102%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 101%, and $116,522,000 in assets and $114,396,000 in liabilities will be repriceable in one year. The Bank becomes asset sensitive between 25 and 36 months. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The following table presents, as of December 31, 1998, the Company's interest rate GAP analysis:

                                    Interest Rate GAP Analysis
                              As of December 31, 1998 (000's omitted)
                             0-3       4-12        1-5      Over 5
                           Months     Months      Years      Years     Total
Interest earning assets
Loans:
   Real estate
     Fixed rate         $     677   $  1,983    $  8,052   $  8,385  $  19,097
     Variable rate         17,921     21,982      14,312          0     54,215
Commercial                  9,562      1,844       2,672      1,898     15,976
Municipal                      20      3,003       2,198        577      5,798
Consumer                   11,433        755       3,148          0     15,336
Securities available
 for sale                  15,426     15,884      48,892     21,204    101,406
Held to maturity securities     0        626       2,360      1,390      4,376
Loans held for sale         6,138          0           0          0      6,138
Other earning assets        9,268          0       3,558          0     12,826
TOTAL                     $70,445    $46,077     $85,192    $33,454   $235,168

Interest bearing liabilities
Deposits:
   Savings               $  3,405    $10,215     $16,061    $22,823    $52,504
   NOW                      3,093      9,279      24,743          0     37,115
   Money market             3,153      9,459       6,139          0     18,751
   Time                    29,738     37,088      12,832          0     79,658
Borrowings                  8,966          0      13,000      7,451     29,417
TOTAL                     $48,355    $66,041     $72,775    $30,274   $217,445

Rate sensitivity GAP      $22,090   $(19,964)    $12,417    $ 3,180
Rate sensitivity GAP as a
  percentage of total assets 8.80%     (7.95%)      4.94%      1.27%
Cumulative GAP            $22,090   $  2,126     $14,543    $17,723
Cumulative GAP as a
 percentage of total assets  8.80%      0.09%       5.79%      7.06%


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

The status of the Bank's sources of cash to fund its operations are as follows:

As of December 31,                                 1998            1997

Net cash provided from operations              $ 4,266,014     $ 3,106,220
Net cash used by investing activities          (17,797,165)    (19,134,989)
Net cash provided from financing activities     20,743,318      16,327,780
Net increase in cash and cash equivalents      $ 7,212,167     $   299,011


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

In addition to the above properties, which are owned by the Bank, the Bank leases the following properties:

          (a) The Bank leases its branch office at the Ellsworth Shopping Center, High Street, Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in March of 2000.

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

                                 PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

A.   MARKET INFORMATION

Union Bankshares stock, $12.50 par value, is not listed on any national exchange, nor is it actively traded. Since the Company is not aware of all trades, the market price is established by determining what a willing buyer will pay a willing seller. Based upon the trades that the Company had knowledge of (per quotes from local brokerages), high and low bids for each quarter for 1998 and 1997 are listed in the following table.

          1st Quarter       2nd Quarter       3rd Quarter         4th Quarter
1998    120.00 to 125.00  125.00 to 136.50  126.00 to 130.00  130.00 to 130.00
1997     93.00 to 104.00   93.00 to  97.00   88.00 to 100.00  100.00 to 110.00

B.  HOLDER

As of March 1, 1999 there were approximately 698 stockholders of record.

C.  DIVIDENDS

     1.   History

The following table shows the cash dividends per share declared by Union Bankshares Company on its common stock, $12.50 par value:

                              1998           1997

       1st Quarter           $ .50          $ .41
       2nd Quarter           $ .50          $ .42
       3rd Quarter           $ .50          $ .50
       4th Quarter           $ .50          $ .50

Cash dividends declared
  per common share           $2.00          $1.83

Item 6: SELECTED FINANCIAL DATA (in thousands, except for per share amounts)

                                     Years Ended December 31,
                            1998     1997      1996      1995      1994
SUMMARY OF OPERATIONS
Operating Income        $  3,155  $  2,608  $  2,207  $  1,989   $  2,080
Operating Expense          8,413     8,016     7,723     7,459      7,420
Net Interest Income        9,927     9,452     9,137     8,803      8,490
Provision for Loan Losses    285       120       120        30          0
Net Income                 3,090     2,700     2,452     2,418      2,354

PER COMMON SHARE DATA
Net Income               $  6.41   $  5.59   $  5.07   $  5.00    $  4.86
Cash Dividends Declared     2.00      1.83      1.67      1.56       1.25
Book Value (2)             57.21     52.93     49.34     45.87      42.45
Market Value              130.00    110.00    104.00     75.00      71.00

FINANCIAL RATIOS
Return on Average
 Equity (2)                11.6%     10.9%     10.6%     11.4%      11.9%
Return on Average Assets    1.3%      1.3%      1.2%      1.3%       1.3%
Return on Average
 Earning Assets             1.4%      1.4%      1.4%      1.4%       1.4%
Net Interest Margin        4.72%     4.88%     5.16%     5.37%      5.46%
Dividend Payout Ratio      31.2%     32.8%     32.9%     31.3%      25.8%
Allowance for Loan
 Losses/Total Loans          .02       .02       .02       .02        .02
Non Performing Loans
 to Total Loans             .005      .007      .007      .007       .003
Non Performing Assets
 to Total Assets            .004      .005      .008      .010       .006
Efficiency Ratio           64.3%     66.5%     67.2%     67.2%      69.1%
Loan to Deposit Ratio      58.7%     60.4%     60.7%     56.7%      52.5%

BALANCE SHEET
Deposits                $188,029  $177,386  $166,445  $164,481   $160,249
Loans                    110,399   107,062   101,044    93,242     84,208
Securities (1)           111,304    96,065    81,568    76,578     83,391
Shareholders' Equity (2)  27,577    25,565    23,885    22,227     20,570
Total Assets             251,195   222,560   202,066   191,353    181,597


(1) Carrying value. Includes available for sale securities with cost of $101,610, $59,983, $75,095 and $70,938 at December 31, 1998, 1997,
  1996 and 1995, respectively.

(2) Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $1,162,032, $437,749, ($171,460),
   $567,810 and ($1,389,168) at December 31, 1998, 1997, 1996, 1995 and
   1994, respectively.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, and with Management's Discussion and Analysis of Financial Condition and Results of
Operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 1998 annual Report is incorporated herein by reference.


ITEM 7A: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 point basis point
(bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The table below presents the potential adverse impact on the Bank's current earnings due to changes in interest rates. This measure is based on the Bank's interest rate sensitivity position at December 31, 1998 and 1997, which reflects a view on future interest rate movements relative to the current yield curve. As indicated in the table, the Bank's interest rate sensitivity position would increase 400 bp from 1998 over 1997 in a 200 bp upward interest rate shift and decrease 500 bp in a downward interest rate shift for the same period.

                                                Estimated
                 Rate Change                 NII Sensitivity

                                              1998     1997

                    +200 bp                  +6.0%    +2.0%
                    -200 bp                 -8.0%    -3.0%

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (A) The financial statements required are contained in the Company's 1998 Annual Report and are incorporated herein by reference. (See item 14 (a) )

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in 8K filing in 1995.

                                PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item (and Items 11, 12, and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated March 26, 1999 for its regular annual meeting of shareholders to be held April 15, 1999, where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF AND ELECTION OF DIRECTORS."

ITEM 11:  EXECUTIVE COMPENSATION

See Item 10.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

See Item 10.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10.
                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Exhibits

        (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to shareholders for its fiscal year ended December 31, 1998 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

     Consolidated Balance Sheets
       December 31, 1998 and 1997                                         22
     Consolidated Statements of Income
       For the years ended December 31, 1998, 1997 and 1996               23
     Consolidated Statements of Changes in Shareholders' Equity
       For the years ended December 31, 1998, 1997 and 1996               24
     Consolidated Statements of Cash Flow
       For the years ended December 31, 1998, 1997 and 1996            25-26
     Notes to Consolidated Financial Statements                           27
     Independent Auditors Opinion                                         43

        (2) Financial statement schedules are omitted as they are not required or included in the Annual Report to shareholders.

        (3)  Exhibits required by Item 601 - see Item 14(c)

     (b)  Reports on Form 8-K

       During the registrant's fiscal quarter ended December 31, 1998, the registrant was not required to and did not file any reports on Form 8-K.

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

                                        Pension Plan for the employees
                                        of Union Trust Company

                                        401 (k) Profit Sharing Plan for the
                                        employees of Union Trust Company

                                        Stock Purchase Plan for the
                                        employees of Union Trust Company

                    11 Computation of earnings per share, is incorporated herein by reference to
                                        Note 1 to the Consolidated Financial
                                        Statements on page 22 of the 1998
                                        Annual Report to Shareholders'
                                        attached hereto as Exhibit 13.

                    12 Statement for computation of ratios is incorporated herein by reference to "Part II, Item 6 - Selected Financial Data."

                    13 The registrant's Annual Report to Shareholders'forits fiscal year ended December 31, 1998. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10 K annual report, is furnished for the information of the Commission only and is not to be "filed" as part of the report.

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

Date: March 25, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                     Arthur J. Billings, Director
                                     Peter A. Blyberg, Director
                                     Robert S. Boit, Director
                                     Blake B. Brown, Director
                                     Richard C. Carver, Director
                                     Peter A. Clapp, Director
                                     Sandra H. Collier, Director
                                     Robert B. Fernald, Director
                                     Douglas A. Gott, Director
                                     David E. Honey, Director
                                     James L. Markos, Jr., Director
                                     Casper G. Sargent, Director
                                     John V. Sawyer, II, Director
                                     Stephen C. Shea, Director
                                     Richard W. Teele, Director
                                     Paul L. Tracy, Director
                                     Richard W. Whitney, Director