Form 10-Q
period 1999-03-31
UNION BANKSHARES CO/ME
filed 1999-05-10
CIK 745083

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at March 31, 1999
(Common stock, $12.50 Par Value)                       482,350

                         UNION BANKSHARES COMPANY

                            INDEX TO FORM 10-Q

PART I         Financial Information                         Page No.

   Item l:     Financial Statements

      Condensed consolidated balance sheets -                              3
      March 31, 1999, March 31, 1998, December 31, 1998

      Condensed consolidated statements of income -                        4
      three months ended March 31, 1999 and March 31, 1998

      Condensed consolidated statements of cash flows -                    5
      three months ended March 31, 1999 and March 31, 1998

      Consolidated Statement of Changes in Shareholders' Equity            7
      three months ended March 31, 1999 and 1998

   Item 2:     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                      8-17

PART II        Other Information

   Item 1:     Legal Proceedings                                          17

   Item 2:     Changes in Securities                                      17

   Item 3:     Defaults Upon Senior Securities                            17

   Item 4:     Submission of Matters to a Vote of Security Holders        17

   Item 5:     Other Information                                          17

   Item 6:     Exhibits and Reports on Form 8-K                           18


                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                March 31        March 31     December 31
                                       1999            1998           1998
                                   (Unaudited)     (Unaudited)     (Audited)*

ASSETS

Cash and due from banks           $  6,289,823    $  6,616,096   $  7,845,223
Assets held for sale               111,742,380      65,197,395    113,066,150
  (MARKET VALUE AT 3/31/99)
Held to maturity securities at cost  4,372,358      34,058,449      4,375,981
Federal funds sold                      26,280       5,153,147      9,268,135
Loans (net of unearned discount)   115,732,618     107,063,459    110,422,431
Less:  Allowance for loan losses     2,472,065       2,263,448      2,434,636
Net Loans                         $113,260,553    $104,800,011   $107,987,795

Premises, furniture & equip net      2,623,394       2,858,486      2,653,775
Other assets                         5,771,969       5,860,091      5,997,746
Total Assets                      $244,086,757    $224,543,675   $251,194,805

LIABILITIES

Deposits:
  Demand                          $ 19,111,107    $ 18,536,234   $ 22,823,763
  Savings                           82,767,656      79,253,173     85,547,715
  Time                              77,823,702      75,961,951     79,657,538
Total Deposits                     179,702,465     173,751,358    188,029,016
Borrowed Funds                      22,706,250      15,323,250     20,451,250
Sweep Repurchase                     7,534,466       4,507,955      8,965,977
Accrued Expenses &
 Other Liabilities                   5,152,092       4,836,541      5,008,844
Total Liabilities                 $215,095,273    $198,419,104   $222,455,087

SHAREHOLDERS' EQUITY

Common Stock                      $  6,069,300    $  6,069,300   $  6,069,300
Surplus                              3,963,432       3,948,797      3,963,432
Retained Earnings                   18,637,257      15,653,554     17,833,973
Net Unrealized Gain/(Loss) on
 Securities Available for Sale         551,494         628,825      1,162,032
Less:  Treasury Stock                  229,999         175,905        289,019
Total Shareholders' Equity        $ 28,991,484    $ 26,124,571   $ 28,739,718
Total Liabilities &
 Shareholders' Equity             $244,086,757    $224,543,675   $251,194,805


*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant, are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.

                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                Three Months Ended - March 31,
                                                       1999           1998
INTEREST INCOME
  Interest and Fees on Loans                        $2,397,601     $2,477,350
  Interest and Fees on Municipal Loans and Bonds       225,067        157,894
  Interest and Dividends on Securities               1,587,446      1,521,535
  Interest on Federal Funds Sold                        87,135         64,462
  Amortization & Accretion - Net                       (35,626)       (35,542)
     Total Interest Earned                           4,261,623      4,185,699

INTEREST EXPENSE
  Interest on Deposits                               1,408,382      1,513,520
  Interest on Funds Purchased/Borrowed                 340,999        218,093
    Total Interest Expense                           1,749,381      1,731,613

NET INTEREST INCOME                                  2,512,242      2,454,086
  Provision for Loan Losses                             65,000         45,000

NET INTEREST INCOME AFTER LOAN PROVISION             2,447,242      2,409,086

NONINTEREST INCOME
  Exchange, Commission & Fees                          237,549        202,474
  Trust Department                                     215,996        166,889
  Financial Service Fees                                17,992         18,699
  Other Income                                         328,954        259,168
  Gain on Sale of Other Real Estate Owned              153,984              0
  Net Securities Gains/(Losses)                        101,988          5,150
     Total Noninterest Income                        1,056,463        652,380

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,059,274      1,032,993
  Building Maintenance & Operations                    143,205        140,889
  FDIC Insurance                                        10,954         16,050
  Other Expenses                                       775,476        820,814
     Total Noninterest Expense                       1,988,909      2,010,746

INCOME BEFORE TAXES                                  1,514,796      1,050,720
  Income Taxes                                         470,355        365,000

NET INCOME                                          $1,044,441     $  685,720

Per Share Data:
  Net Income                                             $2.15          $1.41
  Dividends Declared                                     $ .50          $ .50


                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
            For the Three Months Ended March 31, 1999 and 1998

                                                          1999        1998
Net Cash Flows Provided by Operating Activities:
  Net Income                                      $ 1,044,441     $  776,720
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    114,906         76,310
     Provision for loan losses                         65,000         45,000
     Net securities gains                             103,855         69,775
     Net change in other assets                       252,844        (72,165)
     Net change in other liabilities               (1,288,263)       539,040
     Net amortization of premium on investments      (115,383)        89,713
     Net change in deferred loan origination fees       5,340         12,342
     Origination of loans held for sale            (5,761,775)    (6,617,963)
     Proceeds from loans held for sale              8,133,261      6,268,346
     Total adjustments                              1,509,785        410,398
  Net cash provided by operating activities         2,554,226      1,187,118
Cash Flows From Investing Activities:
     Purchase of investments                      (22,277,459)   (13,379,710)
     Proceeds from sales of investments            13,444,543              0
     Proceeds from maturities of investments        7,189,813     13,277,783
     Net change in loans to customers              (5,343,098)       (32,126)
     Capital expenditures                            (111,592)      (162,420)
   Net cash used in investing activities           (7,097,793)      (296,473)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other
       Borrowed Funds                               2,255,000      4,866,980
     Net increase/(decrease) in deposits           (8,326,551)    (3,634,507)
     Purchase of Treasury Stock                             0        (54,210)
     Proceeds from sale of Treasury Stock              59,020         39,000
     Dividends paid                                  (241,157)      (239,856)
  Net cash provided by financing activities        (6,253,688)       977,407
Net increase/(decrease) in cash
      and cash equivalents                        (10,797,255)     1,868,052
Cash and cash equivalents at beginning of year     17,113,358      9,901,191
Cash and cash equivalents at 3/31/99 & 3/31/98   $  6,316,103    $11,769,243

   Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                        1999          1998
Net increase as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                        924,538     256,032
     Deferred income/(expense) tax liability              314,000     (64,956)
Net unrealized gain on available for sale securities     $610,538    $191,076



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 1999 and 1998

                                                        ACCUMULATED
                                                           OTHER       SHARE-
               COMMON              TREASURY   RETAINED  COMPREHENSIVE HOLDER'S
               STOCK     SURPLUS     STOCK    EARNINGS   INCOME       EQUITY

Balance at December
 31, 1997   $6,069,300 $3,948,797 $(160,695) $15,708,089 $437,749  $26,003,240

Net income, March
 31, 1998            0          0         0      185,321        0      185,321
Change in net unrealized
 gain (loss) on available
 for sale securities, net
 of tax of $64,956   0          0         0            0  191,076      191,076
Total Comprehensive
 Income              0          0         0            0        0      967,796
Sale of 312 shares
 Treasury stock      0          0    39,000            0        0       39,000
Repurchase of 360 shares
 Treasury stock      0          0   (54,210)           0        0      (54,210)
Cash dividends
 declared            0          0         0     (239,856)       0     (239,856)
Balance at March
 31, 1998   $6,069,300 $3,948,797 $(175,905) $15,653,554 $628,825   $26,124,571

Balance at December
 31, 1998   $6,069,300 $3,963,432 $(289,019) $17,833,973 $1,162,032 $28,739,718

Net income, March
 31, 1999           0          0          0    1,044,441          0  1,044,441
Change in net unrealized gain
 (loss) on available for sale
  securities, net of tax
  of $314,000       0          0          0           0    (610,538)  (610,538)
Total Comprehensive
 Income             0          0          0           0           0    334,158
Sale of 454 shares
 Treasury stock     0          0     59,020           0           0     59,020
Cash dividends
 declared           0          0          0    (241,157)          0   (241,157)
 Balance at March
 31, 1998  $6,069,300 $3,963,432  $(229,999) $18,637,257 $ 551,494 $28,991,484


                Notes to Consolidated Financial Statements
                                 Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the three month period ended March 31, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of March 31, 1999 were 485,544.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit.  The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 1999, and March 31, 1998, the following financial instruments, whose contract amounts represent credit risk, were outstanding.
                                                              March 31
                                                           (000's omitted)
                                                          1999          1998
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                        6,395       6,525
  B.   Credit card lines                                   6,034       6,261
  C.   Secured real estate loans                           3,949       3,995
  D.   Other                                              19,744      15,840

2.   Financial Standby Letters of Credit:                    155         109

3.   Mortgages Transferred With Recourse:                      0           0




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

(G)  Recent Accounting Developments

The Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards during 1998:

 SFAS No. 132   Employer's Disclosure about Pension and Other Post-
    Retirement Benefits
 SFAS No. 133   Accounting for Derivative Instruments and Hedging Activities

SFAS No. 132, which revises employers' disclosures about pension and other post-retirement benefits, is effective for years beginning after December 31, 1997. The Company implemented SFAS No. 132 in 1998. The required disclosures have been made in the Company's consolidated financial statements.

SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activity, is effective for fiscal years beginning after June 15, 1999. The Company adopted SFAS No. 133 effective July 1, 1998. During the three-year period ended December 31, 1998, the Company did not hold any derivative instruments, and management does not expect to enter into derivative transactions in the near future. The effect of adopting SFAS No. 133 on the consolidated financial statements of the Company is limited to the transfer of securities from held to maturity to available for sale.

(H) Year 2000 Readiness

It has been widely publicized that many computer software applications and hardware will not operate past the year 2000 without modifications. This problem results from the fact that some computer systems store dates in two-digit format (i.e., 98) instead of four-digit format (1998). On January 1, 2000, it is possible that some systems with time sensitive software programs will recognize the year as "00" and may incorrectly interpret the year as "1900."

Union Trust, recognizing the importance of this issue, has been working on this problem for some time. The Company adopted a plan of action in 1997 to minimize the risks to the Company's operations posed by the Year 2000 event. The plan included the formation of a Technology Steering Committee to assess, monitor and review vendor compliance and certification. The committee's charter also called for it to identify clearly all systems and equipment used in the day to day operations of the Company that might be affected and to oversee the remediation of any date recognition problems thus identified.

During 1998, guided by the stringent requirements of federal and state banking regulators and a comprehensive plan of action developed by the Technology Steering Committee, the Company completed the assessment phase, identified mission critical systems, tested all those internal systems and worked on contingency plans. It has also taken steps to verify that all third party vendors, suppliers and other related business parties are adequately prepared for the year 2000. Primarily for operational reasons, Union Trust replaced its mainframe operating system in 1995. The system vendor has certified to the Company that the system is Year 2000 compliant, and the Company has completed the validation of the system's readiness. Union Trust is currently on track with the Federal Financial Institutions Examination Council's (FFIEC) required time frames for compliance, and the Company's efforts have been examined by the bank regulators. The Company has also embarked upon an awareness program to educate its employees and customers regarding Year 2000 issues. During 1998, the Company participated in several seminars to educate the public about this issue. The Company also hosted discussion groups with area professionals to review potential areas of concern. This program will be expanded during 1999 to include more customer communications and public seminars.

The Company has estimated that the total costs directly relating to fixing Year 2000 issues, such as hardware purchases, software modification and system testing, will not have a material effect on the performance of the Company. The Company estimates that the total costs for evaluation, remediation and testing could amount to as much as $100,000, of which $25,000 was expensed in 1998. In addition, it is estimated that approximately 2,500 employee-hours were utilized during 1998 for related activities, which are not reflected in the above figures.

The Company's most reasonable, likely, worst case Year 2000 scenarios may include the failure of a vendor or third party provider - which is beyond the Company's control. In the event a failure occurs, the Company will implement manual contingency systems without serious impact on the Company's financial condition. The Company has created contingency plans for all mission critical functions. These plans will be tested in 1999 based on the latest FFIEC guidelines.

Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization seek to minimize any potential adverse effects on the Company or its customers.



              MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION


Earnings and Performance Overview

Net income increased $358,721 or 52.3% for the first three months of 1999 versus the same period in 1998. The following table summarizes the status of the bank's earnings per share:

                                                     March 31,
                                                  1999        1998
Earnings Per Share                               2.15        1.41
Return on Average Shareholders Equity            3.79%A      2.76%B
Return on Average Assets                         0.45%A      0.32%B
Return on Average Earning Assets                 0.48%A      0.34%B

A=annualized returns are: 15.16%, 1.80%, and 1.92%, respectively. B=annualized returns are: 11.04%, 1.28%, and 1.36%, respectively.

The healthy increase in net income for the first quarter of 1999 versus the same period in 1998 results primarily from an increase in net interest income and noninterest income, which includes a one time gain on the sale of bank owned property.

As a result of narrowing margins, net interest income was up only $58,156 or 2.4% from the same period last year, primarily due to increased loan and investment volumes.

The increase in noninterest income results primarily from improvements in virtually all fee income categories, in particular, in bankcard fees, trust fees, loan and bank fees. There was also a one time entry which was a gain on the sale of other real estate owned.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses decreased $24,923 from the same period in 1998 due to cost control efforts.

During 1999, the Company will implement specific strategic priorities that will focus on increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area continues to log the national trend, inflation remains low, and growth will be moderate and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan and remain within the risk parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

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

Net interest income for the first quarter of 1999 was $2,512,242, up $58,156 or 2.4% over the same period in 1998.

The following table illustrates the bank's net interest spread position:

                                           Three Months Ended March 31,
                                                 1999        1998

Yield on Earning Assets                         7.65%       8.09%
Cost of all Funds                               2.93%       3.17%
Net Interest Spread                             4.72%       4.91%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $20,000 to $65,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. This increase was due to the desire to maintain the Allowance for Loan Losses at 2.0% of gross loans. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 1999 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

During May 1998, the Bank implemented a Loan Review Program whereas an independent loan review service conducted a review of the commercial loan portfolio. The review included updates to comments on all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, non accruals over $100,000, new (closed) and renewed loans over $100,000 as well as the adequacy of the loan loss reserve.

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

                                                           (000's Omitted)
                                                          Three Months Ended
                                                               March 31,
                                                           1999        1998

1.   Nonaccrual Loans                                       635         679
2.   Loans past due 90 days & accruing                       73         174
3.   Restructured loans                                       0           0
4.   Other real estate owned (including
        insubstance foreclosure)                              0         376
5.   Total nonperforming assets                             708       1,229
6.   Ratio of total nonperforming loans to capital
        and the allowance for loan losses (Texas ratio)    2.30        3.00
7.   Ratio of net chargeoffs to loans                       .0002       .0006
8.   Ratio of allowance for loan losses to loans           2.14        2.11
9.   Coverage ratio (allowance for loan losses
        divided by nonperforming assets)                 349.15      184.13
10.  Ratio of nonperforming assets to total assets          .29         .55
11.  Ratio of nonperforming loans to total loans            .61         .80

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

Noninterest income, excluding securities gains/(losses), increased $307,245 or 47.5% during the first quarter of 1999 versus 1998.

This increase is primarily due to an increase in loan department income of $43,392 or 39.1%, credit card income of $7,031 or 6.5% and trust income of $49,107 or 29.4%. There was also a one time entry of $153,984 which was a gain on the sale of other real estate owned.

Net security gains amounted to $101,988 and $5,150 for the three months ended March 31, 1999 and 1998, respectively.

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

Noninterest expenses decreased $24,923 or 1.24% for the first quarter of 1999 versus the first quarter of 1998. The decrease was primarily attributable to efforts to control expenses.

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

The status of the Bank's income tax expense is as follows:

                                   Tax Expense              Effective Rate
                                 1999        1998             1999    1998
Three Months Ended March 31,   $470,355    $365,000           31.1%   32.0%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1998 as provided on page 12 in the Bank's 1998 Annual Report. Data as of March 31, 1999 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                   Per Share

March 31, 1999                  $28,991,484          $58.96
March 31, 1998                  $26,124,571          $54.16
December 31, 1998               $28,739,718          $59.58

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks.
At March 31, 1999, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at March 31, 1999 exceeded the minimums established by the Federal Reserve Board as follows:


                                                    Minimum Regulatory
                                      March 31, 1999   Requirements

Leverage Ratio                            11.4             3.0%
Risk Based Ratio                          22.5             8.0%
Tier 1 Capital Ratio                      21.2

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the first quarter of 1999 and $.50 for the first quarter of 1998, adjusted for a July 1997 20% stock dividend and two for one stock split.

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

As of March 31, 1999, Union Trust Company is asset sensitive. The Bank becomes liability sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of March 31, 1999, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 97%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 1% or 99% matched, and $99,843,000 in assets and $102,346,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                    March 31,
                                               1999            1998
Net cash from operations                 $   2,554,226    $  1,187,118
Net cash from investing activities       $  (7,097,793)   $   (296,473)
Net cash from financing activities       $  (6,253,688)   $    977,407
Net increase (decrease)                  $ (10,797,255)   $  1,868,052

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first three months of 1999; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                                      As of March 31,           Increase
                                    1999           1998        (Decrease)

Total Assets                   $244,086,757    $224,543,675   $ 19,543,082
Total Earnings Assets          $229,401,571    $209,209,002   $ 20,192,569
Loans                          $115,732,618    $107,063,459   $  8,669,159
Assets AFS at Market           $111,742,380    $ 65,197,395   $ 46,544,985
Assets Held to Maturity        $  4,372,358    $ 34,058,449   $(29,686,091)
Deposits                       $179,702,465    $173,751,358   $  5,951,107
Capital                        $ 28,991,484    $ 26,124,571   $  2,866,913

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio increased $16,857,894 to $116,114,738 or 47.57% of total assets as of March 31, 1999, as compared to 46.62% at March 31, 1998.

Upon adoption of FAS 133 in July 1998, $21,270,958 in Mortgage Backed Securities and $7,231,736 in State and Municipal Bonds were reclassified from Held to Maturity to Available for Sale.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth during the first quarter of 1999 and thus the Bank experienced an increase of $8,669,159 or 8.1% at March 31, 1999 versus March 31, 1998.

It should be pointed out that the Bank has sold and serviced $58,764,949 of real estate loans and $2,324,434 of commercial mortgages and has over $3,766,470 of loans held for sale at March 31, 1999.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 1999.

The Bank's loan to deposit ratio was 64.4% and the allowance for loan losses 2.1% of total loans at March 31, 1999.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $5,951,107, or 3.4% over the comparable period in 1998, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.57% of its deposit base.


                                  PART II

Item 1:                           N/A

Item 2:                           N/A

Item 3:                           N/A

Item 4:                           N/A

Item 5:                           N/A

Item 6:     Exhibits and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended March 31, 1999, the Registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


     May 6, 1999

                              Sally J. Hutchins, Vice President /Treasurer