Form 10-Q
period 1999-06-30
UNION BANKSHARES CO/ME
filed 1999-08-11
CIK 745083

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at June 30, 1999
(Common stock, $12.50 Par Value)                 577,836

                         UNION BANKSHARES COMPANY

                            INDEX TO FORM 10-Q

PART I         Financial Information                             Page No.

          Item l:      Financial Statements

        Condensed consolidated balance sheets -                      3
        June 30, 1999, June 30, 1998, December 31, 1998

        Condensed consolidated statements of income -               4-5
        six months ended June 30, 1999 and June 30, 1998
        three months ended June 30, 1999 and June 30, 1998

        Condensed consolidated statements of cash flows -            6
        six months ended June 30, 1999 and June 30, 1998

        Consolidated Statement of Changes in Shareholders' Equity    8
        six months ended June 30, 1999 and 1998

          Item 2:   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations             9-19

PART II        Other Information

          Item 1:     Legal Proceedings                             20

          Item 2:     Changes in Securities                         20

          Item 3:     Defaults Upon Senior Securities               20

          Item 4:     Submission of Matters to a Vote of
                        Security Holders                            20

          Item 5:     Other Information                             20

          Item 6:     Exhibits and Reports on Form 8-K              20






                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                     June 30         June 30      December 31
                                       1999            1998           1998
                                   (Unaudited)     (Unaudited)     (Audited)*

ASSETS

Cash and due from banks           $  6,540,437    $  7,506,384   $  7,845,223
Assets available for sale          109,089,090      70,816,599    113,066,150
  (MARKET VALUE AT 6/30/99)
Held to maturity securities at cost  4,293,731      32,467,000      4,375,981
Federal funds sold                   2,438,195         955,251      9,268,135
Loans (net of unearned discount)   114,860,050     112,310,289    110,422,431
Less:  Allowance for loan losses     2,390,459       2,194,076      2,434,636
Net Loans                         $112,469,591    $110,116,213   $107,987,795

Premises, furniture & equip net      2,627,085       2,798,076      2,653,775
Other assets                         6,647,043       6,353,724      5,997,746
Total Assets                      $244,105,172    $231,013,247   $251,194,805

LIABILITIES

Deposits:
  Demand                          $ 21,271,396    $ 20,020,053   $ 22,823,763
  Savings                           86,891,992      77,231,974     85,547,715
  Time                              76,742,829      76,752,371     79,657,538
Total Deposits                     184,906,217     174,004,398    188,029,016
Borrowed Funds                      20,451,250      20,451,250     20,451,250
Sweep Repurchase                     6,512,544       5,457,998      8,965,977
Accrued Expenses & Other Liabilities 4,466,670       4,493,504      5,008,844
Total Liabilities                 $216,336,681    $204,407,150   $222,455,087

SHAREHOLDERS' EQUITY

Common Stock                      $  7,279,925    $  7,279,925   $  7,279,925
Surplus                              3,963,432       3,948,797      3,963,432
Retained Earnings                   17,765,560      15,195,924     16,623,348
Net Unrealized Gain/(Loss) on
  Securities Available for Sale       (929,959)        485,016      1,162,032
Less:  Treasury Stock                  310,467         303,565        289,019
Total Shareholders' Equity        $ 27,768,491    $ 26,606,097   $ 28,739,718
Total Liabilities & Shareholders'
   Equity                         $244,105,172    $231,013,247   $251,194,805


*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant, are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.

                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                   Six Months Ended - June 30,
                                                        1999          1998
INTEREST INCOME
  Interest and Fees on Loans                         $4,745,568    $4,967,245
  Interest and Fees on Municipal Loans and Bonds        492,127       375,446
  Interest and Dividends on Securities                3,180,650     3,005,627
  Interest on Federal Funds Sold                        117,189       126,435
  Amortization & Accretion - Net                        (63,218)     (105,173)
     Total Interest Earned                            8,472,316     8,369,580

INTEREST EXPENSE
  Interest on Deposits                                2,795,771     2,908,464
  Interest on Funds Purchased/Borrowed                  698,086       537,690
    Total Interest Expense                            3,493,857     3,446,154

NET INTEREST INCOME                                   4,978,459     4,923,426
  Provision for Loan Losses                             110,000       140,000

NET INTEREST INCOME AFTER LOAN PROVISION              4,868,459     4,783,426

NONINTEREST INCOME
  Exchange, Commission & Fees                           467,332       457,472
  Trust Department                                      433,548       346,616
  Financial Service Fees                                 34,118        35,121
  Other Income                                          670,453       560,114
  Gain on Sale of Other Real Estate Owned               153,984             0
  Net Securities Gains/(Losses)                          40,842        10,870
     Total Noninterest Income                         1,800,277     1,410,193

NONINTEREST EXPENSE
  Salaries and Employee Benefits                      2,265,008     2,177,862
  Building Maintenance & Operations                     283,026       272,151
  FDIC Insurance                                         16,061        15,909
  Other Expenses                                      1,622,874     1,728,461
     Total Noninterest Expense                        4,186,969     4,194,383

INCOME BEFORE TAXES                                   2,481,767     1,999,236
  Income Taxes                                          776,355       710,000

NET INCOME                                           $1,705,412    $1,289,236

Per Share Data:
  Net Income                                              $2.95         $2.23
  Dividends Declared                                      $ .50         $ .50

                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                 Three Months Ended - June 30,
                                                         1999        1998
INTEREST INCOME
  Interest and Fees on Loans                           $2,347,967  $2,489,895
  Interest and Fees on Municipal Loans and Bonds          267,060     217,552
  Interest and Dividends on Securities                  1,593,204   1,484,092
  Interest on Federal Funds Sold                           30,054      61,973
  Amortization & Accretion - Net                          (27,592)    (69,631)
     Total Interest Earned                              4,210,693   4,183,881

INTEREST EXPENSE
  Interest on Deposits                                  1,387,389   1,394,944
  Interest on Funds Purchased/Borrowed                    357,087     319,597
    Total Interest Expense                              1,744,476   1,714,541

NET INTEREST INCOME                                     2,466,217   2,469,340
  Provision for Loan Losses                                45,000      95,000

NET INTEREST INCOME AFTER LOAN PROVISION                2,421,217   2,374,340

NONINTEREST INCOME
  Exchange, Commission & Fees                             229,783     254,998
  Trust Department                                        217,552     179,727
  Financial Service Fees                                   16,126      16,422
  Other Income                                            341,499     300,946
  Gain on Sale of Other Real Estate Owned                       0           0
  Net Securities Gains/(Losses)                           (61,146)      5,720
     Total Noninterest Income                             743,814     757,813

NONINTEREST EXPENSE
  Salaries and Employee Benefits                        1,205,734   1,144,869
  Building Maintenance & Operations                       139,821     131,262
  FDIC Insurance                                            5,107        (141)
  Other Expenses                                          847,398     907,647
     Total Noninterest Expense                          2,198,060   2,183,637

INCOME BEFORE TAXES                                       966,971     948,516
  Income Taxes                                            306,000     345,000

NET INCOME                                             $  660,971  $  603,516

Per Share Data:
  Net Income                                                $1.14       $1.04
  Dividends Declared                                        $ .50       $ .50


                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 1999 and 1998

                                                       1999           1998
Net Cash Flows Provided by Operating Activities:
  Net Income                                      $  1,705,412   $  1,505,913
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     228,906        174,088
     Provision for loan losses                         110,000        150,000
     Disposals                                          27,066         84,141
     Net securities gains                               42,709              0
     Net change in other assets                       (649,297)      (565,798)
     Net change in other liabilities                (2,995,607)       287,003
     Net amortization of premium on investments        102,782        214,207
     Net change in deferred loan origination fees        3,528         32,101
     Origination of loans held for sale            (14,100,581)   (11,200,978)
     Proceeds from loans held for sale              15,730,147     11,177,162
     Total adjustments                              (1,705,911)       351,926
  Net cash provided by operating activities               (499)     1,857,839
Cash Flows From Investing Activities:
     Purchase of investments                       (41,407,822)   (24,554,508)
     Proceeds from sales of investments             31,835,111      1,500,000
     Proceeds from maturities of investments         9,970,537     18,503,380
     Net change in loans to customers               (4,595,324)    (5,473,086)
     Capital expenditures                             (229,282)      (214,154)
   Net cash used in investing activities            (4,426,780)   (10,238,368)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other Borrowed Funds         0     10,945,023
     Net increase/(decrease) in deposits            (3,122,799)    (3,381,467)
     Purchase of Treasury Stock                        (80,468)      (181,870)
     Proceeds from sale of Treasury Stock               59,020         39,000
     Dividends paid                                   (563,200)      (479,712)
  Net cash provided by financing activities          3,707,447      6,940,974
Net increase/(decrease) in cash and
   cash equivalents                                 (8,134,726)    (1,439,556)
Cash and cash equivalents at beginning of year      17,113,358      9,901,191
Cash and cash equivalents at 6/30/99 & 6/30/98      $8,978,632     $8,461,635

   Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                        1999           1998
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                  (3,169,683)        71,617
     Deferred income/(expense) tax liability         1,077,692         24,350
Net unrealized gain/(loss) on available for
     sale securities                               ($2,091,991)       $47,267



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 1999 and 1998

                                                      ACCUMULATED
                                                         OTHER       SHARE-
          COMMON               TREASURY    RETAINED  COMPREHENSIVE  HOLDER'S
          STOCK     SURPLUS     STOCK      EARNINGS      INCOME      EQUITY

Balance at December 31,
 1997    $6,069,300 $3,948,797 $(160,695) $15,708,089 $   437,749 $26,003,240

Net income, June 30,
 1998             0          0         0    1,505,913           0   1,505,913
Change in net unrealized gain
 (loss) on available for sale
 securities, net of tax
 of $24,350       0          0         0            0      47,267      47,267
Total Comprehensive
 Income           0          0         0            0           0   1,553,180
Effect of the May 28, 1999
 stock split effected in the
 form of a 20% stock dividend (96,850
 shares)  1,210,625          0         0   (1,210,625)          0           0
Sale of 312 shares Treasury
 stock            0          0    39,000            0           0      39,000
Repurchase of 1,412 shares
 Treasury stock   0          0  (181,870)           0           0    (181,870)
Cash dividends
 declared         0          0         0     (479,712)          0    (479,712)
Balance at June 30,
 1998    $7,279,925 $3,948,797 $(303,565) $15,195,924 $   485,016 $26,606,097

Balance at December 31,
 1998    $7,279,925 $3,963,432 $(289,019) $16,623,348 $ 1,162,032 $28,739,718

Net income, June 30,
 1999             0          0         0    1,705,412           0   1,705,412
Change in net unrealized gain
 (loss) on available for sale
 securities, net of tax
 of $1,077,692    0          0         0            0  (2,091,991) (2,091,991)
Total Comprehensive
 Income           0          0         0            0           0    (386,579)
Sale of 454 shares Treasury
 stock            0          0    59,020            0           0      59,020
Repurchase of 726 shares Treasury
 stock            0          0   (80,468)           0           0     (80,468)
Cash dividends
 declared         0          0         0     (563,200)          0    (563,200)
 Balance at June 30,
 1999    $7,279,925 $3,963,432 $(310,467) $17,765,560   ($929,959) $27,768,491


                Notes to Consolidated Financial Statements
                                 Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the six month period ended June 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of June 30, 1999 were 550,111 and have been restated for 1998 to reflect the May 28, 1999 20% stock dividend.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 1999, and June 30, 1998, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                              June 30
                                                          (000's omitted)
                                                        1999          1998
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                      6,384       6,488
  B.   Credit card lines                                 6,137       6,061
  C.   Secured real estate loans                         4,422       4,792
  D.   Other                                            19,513      15,728

2.   Financial Standby Letters of Credit:                  165         109

3.   Mortgages Transferred With Recourse:                    0           0




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

In June 1999, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards:

   SFAS No. 136 Transfer of Assets to a Not-for-Profit Organization or
                Charitable Trust that raises or holds Contributions for Others

   SFAS No. 137 Accounting for Derivative Instruments and Hedging
                Activities

SFAS No. 136, which establishes standards for transactions in which an entity makes contributions by transferring assets to a not-for-profit organization, is effective for years beginning after December 31, 1999. The Company does not expect any impact to its financial statements.

SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, is effective for years beginning after December 31, 1999. The Company does not expect any material impact to its financial statements.

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

During 1998, guided by the stringent requirements of federal and state banking regulators and a comprehensive plan of action developed by the Technology Steering Committee, the Company completed the assessment phase, identified mission critical systems, tested all those internal systems and worked on contingency plans. It has also taken steps to verify that all third party vendors, suppliers and other related business parties are adequately prepared for the year 2000. Primarily for operational reasons, Union Trust replaced its mainframe operating system in 1995. The system vendor has certified to the Company that the system is Year 2000 compliant, and the Company has completed the validation of the system's readiness. Union Trust is currently on track with the Federal Financial Institutions Examination Council's (FFIEC) required time frames for compliance, and the Company's efforts have been examined by the bank regulators. The Company has also embarked upon an awareness program to educate its employees and customers regarding Year 2000 issues. During 1998, the Company participated in several seminars to educate the public about this issue. The Company also hosted discussion groups with area professionals to review potential areas of concern. This program has been expanded during 1999 to include more customer communications and public seminars.

The Company has estimated that the total costs directly relating to fixing Year 2000 issues, such as hardware purchases, software modification and system testing, will not have a material effect on the performance of the Company. The Company estimates that the total costs for evaluation, remediation and testing could amount to as much as $100,000, of which $65,000 has been expensed. In addition, it is estimated that approximately 5,000 employee-hours were utilized during 1998 and 1999 for related activities, which are not reflected in the above figures.

The Company's most reasonable, likely, worst case Year 2000 scenarios may include the failure of a vendor or third party provider - which is beyond the Company's control. In the event a failure occurs, the Company will implement manual contingency systems without serious impact on the Company's financial condition. The Company has created contingency plans for all mission critical functions. These plans have been tested in 1999 and are within all FFIEC guidelines.

Management believes the Company is adequately addressing the Year 2000 issue and that the current preparations and testing being conducted throughout the organization seek to minimize any potential adverse effects on the Company or its customers.


               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION

Earnings and Performance Overview

Net income increased $416,176 or 32.3% for the first six months of 1999 versus the same period in 1998. The following table summarizes the status of the bank's earnings per share:

                                                      June 30,
                                                  1999        1998
Earnings Per Share                               2.95        2.61
Return on Average Shareholders Equity            6.27%A      5.90%B
Return on Average Assets                         0.72%A      0.66%B
Return on Average Earning Assets                 0.77%A      0.72%B

A=annualized returns are: 12.54%, 1.44%, and 1.54%, respectively. B=annualized returns are: 11.80%, 1.32%, and 1.44%, respectively.

The healthy increase in net income for the first six months of 1999 versus the same period in 1998 results primarily from an increase in noninterest income.

As a result of narrowing margins, net interest income was up $55,033 or 1.1% from the same period last year, primarily due to margin compression and increased competition and pricing pressures.

The increase in noninterest income results primarily from improvements in virtually all fee income categories, in particular, in bankcard fees, trust fees, loan and bank fees. There was also a one time gain on the sale of other real estate owned.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses decreased $7,414 from the same period in 1998 due to cost control efforts.

During 1999, the Company is implementing specific strategic priorities that will focus on increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

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

Net interest income for the second quarter of 1999 was $2,466,217, up $55,033 or 1.1% and for the first six months of 1999 was $4,978,459, down $35,967 or .71% over the same periods in 1998.

The following table illustrates the bank's net interest spread position:

                                            Six Months Ended June 30,
                                                 1999        1998

Yield on Earning Assets                         7.53%       8.03%
Cost of all Funds                               2.89%       3.19%
Net Interest Spread                             4.64%       4.84%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $30,000 to $110,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 1999 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

                                                     (000's Omitted)
                                                     Six Months Ended
                                                          June 30,
                                                      1999         1998
1.   Nonaccrual Loans                                  515         245
2.   Loans past due 90 days & accruing                 122       1,048
3.   Restructured loans                                  0           0
4.   Other real estate owned (including
       insubstance foreclosure)                          0         376
5.   Total nonperforming assets                        637       1,669
6.   Ratio of total nonperforming loans to
       capital and the allowance for loan
       losses (Texas ratio)                           2.11        4.49
7.   Ratio of net chargeoffs to loans                .0013       .0011
8.   Ratio of allowance for loan losses
       to loans                                       2.08        1.95
9.   Coverage ratio (allowance for loan
       losses divided by nonperforming assets)      375.27      131.45
10.  Ratio of nonperforming assets to total assets     .26         .72
11.  Ratio of nonperforming loans to total loans       .26         .56

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

Noninterest income, excluding securities gains/(losses), increased $52,867 or 7.0% and $206,128 or 14.8% for the three and six months ended June 30, 1999 over the same period in 1998.

This increase is primarily due to an increase in loan department income of $83,696 or 33.4% and trust income of $86,932 or 25.0%. There was also a one time entry of $153,984 which was a gain on the sale of other real estate owned.

Net security gains/(losses) amounted to $(61,146) and $40,842 for the three and six months ended June 30, 1999 compared to $5,720 and $10,870 for the same periods in 1998.

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

Noninterest expenses increased $140,100 or 6.8% and $118,263 or 2.9% for the three and six months ended June 30, 1999 over the same period in 1998. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                   Tax Expense              Effective Rate
                                  1999      1998             1999    1998
Six Months Ended June 30,       $776,355  $710,000            31.3%   32.0%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1998 as provided on page 12 in the Bank's 1998 Annual Report. Data as of June 30, 1999 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                   Per Share

June 30, 1999                   $27,768,491          $48.05
June 30, 1998                   $26,606,097          $46.04
December 31, 1998               $28,739,718          $49.74

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks.
At June 30, 1999, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at June 30, 1999 exceeded the minimums established by the Federal Reserve Board as follows:


                                                    Minimum Regulatory
                                      June 30, 1999    Requirements

Leverage Capital Ratio                    11.5             3.0%
Risk Based Ratio                          22.3             8.0%
Tier I Ratio                              21.1             4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the second quarter of 1999 and $.50 for the second quarter of 1998.

STOCK DIVIDENDS

On April 14, 1999, the Board of Directors of Union Bankshares Company declared a 20% stock dividend payable to stockholders of record on April 23, 1999.

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

As of June 30, 1999, Union Trust Company is liability sensitive as measured by GAP. The Bank's cash flows indicate that the Company is slightly asset sensitive. Bank earnings may be negatively affected, should interest rates fall.

As of June 30, 1999, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 85%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 7% or 93% matched, and $95,169,000 in assets and $111,939,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                June 30,
                                            1999         1998
Net cash from operations              $      (499)  $  1,857,839
Net cash from investing activities    $(4,426,780)  $(10,238,368)
Net cash from financing activities    $(3,707,447)  $  6,940,974
Net increase (decrease)               $(8,134,726)  $ (1,439,556)

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first six months of 1999; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                                       As of June 30,           Increase
                                    1999           1998        (Decrease)

Total Assets                    $244,105,172   $231,013,247   $ 13,091,925
Total Earnings Assets           $228,290,607   $214,355,063   $ 13,935,544
Loans                           $112,469,591   $110,116,213   $  2,353,378
Assets AFS at Market            $109,089,090   $ 70,816,599   $ 38,272,491
Assets Held to Maturity         $  4,293,731   $ 32,467,000   $(28,173,269)
Deposits                        $184,906,217   $174,004,398   $ 10,901,819
Capital                         $ 27,768,491   $ 26,606,097   $  1,162,394

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio increased $10,099,222 to $113,382,821 or 46.4% of total assets as of June 30, 1999, as compared to 45.0% at June 30, 1998.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of sluggish growth during the second quarter of 1999 and thus the Bank experienced an increase of $2,353,378 or 2.1% at June 30, 1999 versus June 30, 1998.

It should be pointed out that the Bank has sold and serviced $62,122,514 of real estate loans and $2,307,937 of commercial mortgages and has over $4,508,390 of loans held for sale at June 30, 1999.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at June 30, 1999.

The Bank's loan to deposit ratio was 60.8% and the allowance for loan losses 2.08% of total loans at June 30, 1999.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $10,901,819, or 6.2% over the comparable period in 1998, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.41% of its deposit base.

                                  PART II

Item 1:   N/A

Item 2:   N/A

Item 3:   N/A

Item 4:   N/A

Item 5:   N/A

Item 6:   Exhibits and Reports on Form 8-K

          A.   Non-Applicable

          B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended June 30, 1999, the Registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


August 9, 1999

                              Sally J. Hutchins, Vice President /Treasurer