Form 10-Q
period 1999-09-30
UNION BANKSHARES CO/ME
filed 1999-11-10
CIK 745083

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

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

          Class                     Outstanding at September 30, 1999
(Common stock, $12.50 Par Value)               577,836



                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-Q

PART I         Financial Information                                Page No

     Item 1    Financial Statements

               Condensed consolidated balance sheets-
               September 30, 1999, September 30, 1998, and             3
               December 31, 1998

               Condensed consolidated statements of income-
               nine months ended September 30, 1999 and
               September 30, 1998
               three months ended September 30, 1999 and              4-5
               September 30, 1998

               Condensed consolidated statements of cash
               flows-
               nine months ended September 30, 1999 and                6
               September 30, 1998

               Consolidated Statement of Changes in                    8
               Shareholders' Equity
               nine months ended September 30, 1999 and 1998

      Item 2   Management's Discussion and Analysis of
               Financial Condition and Results of Operations         9-19

PART II        Other Information

      Item 1   Legal Proceedings                                      20

      Item 2   Changes in Securities                                  20

      Item 3   Defaults Upon Senior Securities                        20

      Item 4   Submission of Matters to a Vote of Security            20
               Holders

      Item 5   Other Information                                      20

      Item 6   Exhibits and Reports on Form 8-K                       20



                    UNION BANKSHARES COMPANY AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEET

                                  September 30    September 30   December 31
                                      1999            1998           1998
                                  (Unaudited)     (Unaudited)     (Audited)*

ASSETS

Cash and due from banks             $  9,526,972   $  7,022,450  $  7,845,223
Assets available for sale            108,238,427    110,932,642   113,066,150
(MARKET VALUE AT 9/30/99)
Held to maturity securities at cost    4,290,102      3,384,604     4,375,981
Federal funds sold                    13,544,460      8,178,416     9,268,135

Loans (net of unearned discount)     122,915,739    111,084,153   110,422,431
Less: Allowance for loan losses        2,557,322      2,263,852     2,434,636
Net Loans                           $120,358,417   $108,820,301  $107,987,795

Premises, furniture & equip net        2,991,755      2,721,271     2,653,775
Other assets                           6,410,844      6,007,591     5,997,746
Total Assets                        $265,360,977   $247,067,275  $251,194,805

LIABILITIES

Deposits:
  Demand                            $ 26,708,670   $ 22,324,197  $ 22,823,763
  Savings                             94,479,666     84,863,302    85,547,715
  Time                                76,771,273     78,686,907    79,657,538
Total Deposits                       197,959,609    185,874,406   188,029,016
Borrowed Funds                        25,451,250     20,451,250    20,451,250
Sweep Repurchase                       9,373,977      8,137,183     8,965,977
Accrued Expenses & Other Liabilities   5,028,081      5,109,102     5,008,844
Total Liabilities                   $237,812,917   $219,571,941  $222,455,087

SHAREHOLDERS' EQUITY

Common Stock                        $  7,279,925   $  7,279,925  $  7,279,925
Surplus                                3,963,432      3,948,797     3,963,432
Retained Earnings                     18,274,739     15,638,155    16,623,348
Net Unrealized Gain/(Loss) on
 Securities Available for Sale        (1,659,569)       927,485     1,162,032
Less:   Treasury Stock                   310,467        299,029       289,019
Total Shareholders' Equity          $ 27,548,060   $ 27,495,333  $ 28,739,718
Total Liabilities &
 Shareholders' Equity               $265,360,977   $247,067,275  $251,194,805

*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. Minority interests, which are not significant are included in other liabilities in the balance sheet and other operating expenses in the consolidated statement of income.


                           UNION BANKSHARES COMPANY
                  Condensed Consolidated Statements of Income
                                  (UNAUDITED)

                                             Nine Months Ended - September 30,
                                                     1999            1998
INTEREST INCOME
  Interest and Fees on Loans                    $  7,172,582    $  7,508,784
  Interest and Fees on Municipal Loans and Bonds     762,094         604,678
  Interest and Dividends on Securities             4,761,201       4,549,552
  Interest on Federal Funds Sold                     181,724         207,485
  Amortization & Accretion - Net                     (54,924)       (144,186)
     Total Interest Earned                        12,822,677      12,726,313

INTEREST EXPENSE
  Interest on Deposits                             4,197,985       4,405,078
  Interest on Funds Purchased/Borrowed             1,063,456         886,010
     Total Interest Expense                        5,261,441       5,291,088

NET INTEREST INCOME                                7,561,236       7,435,225
  Provision for Loan Losses                          155,000         213,000

NET INTEREST INCOME AFTER LOAN PROVISION           7,406,236       7,222,225

NONINTEREST INCOME
  Exchange, Commission & Fees                        707,317         738,521
  Trust Department                                   661,383         526,377
  Financial Service Fees                              52,062          53,451
  Other Income                                     1,079,053       1,003,675
  Gain on Sale of Other Real Estate Owned            153,984               0
  Net Securities Gains/(Losses)                      (17,595)         25,376
     Total Noninterest Income                      2,636,204       2,347,400

NONINTEREST EXPENSE
  Salaries and Employee Benefits                   3,365,363       3,171,128
  Building Maintenance & Operations                  413,018         405,738
  FDIC Insurance                                      21,414          20,859
  Other Expenses                                   2,620,779       2,699,685
     Total Noninterest Expense                     6,420,574       6,297,410

INCOME BEFORE TAXES                                3,621,866       3,272,215
  Income Taxes                                     1,118,355       1,075,000

NET INCOME                                       $ 2,503,511     $ 2,197,215
Per Share Data:
  Net Income                                           $4.33           $3.80
  Dividends Declared                                   $ .50           $ .50


                             UNION BANKSHARES COMPANY
                    Condensed Consolidated Statements of Income
                                    (UNAUDITED)

                                              Three Months Ended-September 30,
                                                     1999           1998
INTEREST INCOME
  Interest and Fees on Loans                      $2,427,014      $2,541,539
  Interest and Fees on Municipal Loans and Bonds     269,967         229,232
  Interest and Dividends on Securities             1,580,551       1,543,925
  Interest on Federal Funds Sold                      64,535          81,050
  Amortization & Accretion - Net                       8,294         (39,013)
     Total Interest Earned                         4,350,361       4,356,733

INTEREST EXPENSE
  Interest on Deposits                             1,402,214       1,496,614
  Interest on Funds Purchased/Borrowed               365,370         348,320
     Total Interest Expense                        1,767,584       1,844,934

NET INTEREST INCOME                                2,582,777       2,511,799
  Provision for Loan Losses                           45,000          73,000

NET INTEREST INCOME AFTER LOAN PROVISION           2,537,777       2,438,799

NONINTEREST INCOME
  Exchange, Commission & Fees                        239,985         281,049
  Trust Department                                   227,835         179,761
  Financial Service Fees                              17,944          18,330
  Other Income                                       408,600         443,561
  Net Securities Gains/(Losses)                      (58,437)         14,506
     Total Noninterest Income                        835,927         937,207

NONINTEREST EXPENSE
  Salaries and Employee Benefits                   1,100,355         993,266
  Building Maintenance & Operations                  129,992         133,587
  FDIC Insurance                                       5,353           4,950
  Other Expenses                                     997,905         971,224
     Total Noninterest Expense                     2,233,605       2,103,027

INCOME BEFORE TAXES                                1,140,099       1,272,979
  Income Taxes                                       342,000         365,000

NET INCOME                                        $  798,099      $  907,979

Per Share Data:
  Net Income                                           $1.38           $1.57
  Dividends Declared                                   $ .50           $ .50


                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
             For the Nine Months Ended September 30, 1999 and 1998

                                                        1999          1998
Net Cash Flows Provided by Operating Activities:
  Net Income                                        $ 2,503,511   $ 2,197,215
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      343,321       289,842
     Provision for loan losses                          155,000       213,000
     Net securities gains                               (15,729)       25,376
     Disposal of fixed assets                            27,996        84,141
     Loss on sale of other real estate owned                  0             0
     Provision for other real estate owned                    0             0
     Net change in other assets                        (507,248)     (219,666)
     Net change in other liabilities                  1,884,521       811,602
     Net amortization of premium on investments          54,924       384,473
     Net change in deferred loan origination fees           468         6,661
     Origination of loans held for sale             (15,834,176)  (17,247,605)
     Proceeds from loans held for sale               16,630,989    16,001,930
     Total adjustments                                2,740,066       349,754
  Net cash provided by operating activities           5,243,577     2,637,970
Cash Flows From Investing Activities:
     Purchase of investments                        (48,497,106)  (48,388,964)
     Proceeds from sales of investments              33,430,795    11,993,610
     Proceeds from maturities of investments          9,990,317    22,348,943
     Net change in loans to customers                (7,560,747)   (4,214,734)
     Proceeds from sale of other real estate owned            0             0
     Capital expenditures                              (709,297)     (253,103)
   Net cash used in investing activities            (13,346,038)  (18,514,248)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other Borrowed Funds  5,000,000    13,624,208
     Net increase/(decrease) in deposits              9,931,212     8,409,791
     Purchase of Treasury Stock                         (80,468)     (177,334)
     Proceeds from sale of Treasury Stock                59,020        39,000
     Proceeds from issuance of Common Stock                   0             0
     Payment for fractional shares                            0             0
     Dividends paid                                    (849,229)     (719,712)
  Net cash provided by financing activities          14,060,535    21,175,953
Net increase/(decrease) in cash and cash equivalents  5,958,074     5,299,675
Cash and cash equivalents at beginning of year       17,113,358     9,901,191
Cash and cash equivalents at 9/30/99 & 9/30/98      $23,071,432   $15,200,866

     Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                        1999           1998
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                    4,275,153       351,021
     Deferred income/(expense) liability              1,453,552       119,346
Net unrealized gain/(loss) on available
  for sale securities                                $2,821,601      $231,673



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 1999 and 1998

                                                      ACCUMULATED
                                                         OTHER       SHARE-
           COMMON              TREASURY    RETAINED  COMPREHENSIVE  HOLDER'S
           STOCK    SURPLUS     STOCK      EARNINGS      INCOME      EQUITY

Balance at December 31,
 1997   $6,069,300 $3,948,797 $(160,695) $15,708,089 $   437,749  $26,003,240

Net income, September 30,
 1998            0          0         0    2,197,215           0    2,197,215
Change in net unrealized
 gain (loss) on available
 for sale securities, net of tax
 of $252,288     0          0         0            0     489,736      489,736
Total Comprehensive
 Income          0          0         0            0           0    2,686,951
Effect of the May 28, 1999
 stock split effected in the
 form of a 20% stock dividend (96,850
 shares) 1,210,625          0         0   (1,210,625)          0            0
Sale of 312 shares Treasury
 stock           0          0    43,536            0           0       43,536
Repurchase of 1,412 shares Treasury
 stock           0          0  (181,870)           0           0     (181,870)
Cash dividends
 declared        0          0         0     (719,712)          0     (719,712)
Balance at September 30,
 1998   $7,279,925 $3,948,797 $(299,029) $15,638,155    $927,485  $27,495,333

Balance at December 31,
 1998   $7,279,925 $3,963,432 $(289,019) $16,623,248  $1,162,032  $28,739,718

Net income, September 30,
 1999            0          0         0    2,503,511           0    2,503,511
Change in net unrealized gain (loss) on available
 for sale securities, net of tax of
 $1,453,552      0          0         0            0  (2,821,601)  (2,821,601)
Total Comprehensive
 Income          0          0         0            0           0     (318,090)
Sale of 454 shares Treasury
 stock           0          0    59,020            0           0       59,020
Repurchase of 726 shares Treasury
 stock           0          0   (80,468)           0           0      (80,468)
Cash dividends
 declared        0          0         0     (852,120)          0     (852,120)
Balance at September 30,
 1999   $7,279,925 $3,963,432 $(310,467) $18,274,739 $(1,659,569) $27,548,060

               Notes to Consolidated Financial Statements
                                Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the nine month period ended September 30, 1999 and 1998 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of September 30, 1999 were 582,394 and have been restated for 1998 to reflect the May 28, 1999 20% stock dividend.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 1999, and September 30, 1998, the following financial instruments, whose contract amounts represent credit risk, were outstanding.
                                                  September 30
                                                  (000's omitted)
                                              1999          1998
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines            6,562       6,796
  B.   Credit card lines                       6,242       5,924
  C.   Secured real estate loans               5,625       4,264
  D.   Other                                  21,131      17,409

2.   Financial Standby Letters of Credit:        165          97

3.   Mortgages Transferred With Recourse:          0           0




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

SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activity, is effective for fiscal years beginning after June 15, 1999. The Company adopted SFAS No. 133 effective July 1, 1998. During the three-year period ended December 31, 1998, the Company did not hold any derivative instruments. The effect of adopting SFAS No. 133 on the consolidated financial statements of the Company is limited to the transfer of securities from held to maturity to available for sale.

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

The Company has estimated that the total costs directly relating to fixing Year 2000 issues, such as hardware purchases, software modification and system testing, will not have a material effect on the performance of the Company. The Company estimates that the total costs for evaluation, remediation and testing could amount to as much as $100,000, of which $78,000 has been expensed. In addition, it is estimated that approximately 5,000 employee-hours were utilized during 1998 and 1999 for related activities, which are not reflected in the above figures.

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

             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATION

Earnings and Performance Overview

Net income increased $306,296 or 13.9% for the first nine months of 1999 versus the same period in 1998. The following table summarizes the status of the bank's earnings per share:

                                                   September 30,
                                                  1999        1998
Earnings Per Share                               4.33        3.80
Return on Average Shareholders Equity            8.90%A      8.76%B
Return on Average Assets                         0.97%A      0.98%B
Return on Average Earning Assets                 1.04%A      1.05%B

A=annualized returns are: 11.87%, 1.29%, and 1.39%, respectively. B=annualized returns are: 11.68%, 1.30%, and 1.40%, respectively.

The moderate increase in net income for the first nine months of 1999 versus the same periods in 1998 results primarily from an increase in net interest income and noninterest income and cost control efforts.

As a result of narrowing margins, net interest income was up only
$126,011 or 1.7% from the same period last year, due to margin compression and increased competition and pricing pressures in the Bank's immediate market area.

The increase in noninterest income results primarily from improvements in virtually all fee income categories, in particular, in bankcard fees, trust fees and loan fees. There was also a one time gain on the sale of other real estate owned.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses increased $123,164 from the same period in 1998 due to increased staffing and the expenses related to upgrading equipment and facilities.

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

The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties (our service territories). The economy of this area continues to lag the national trend, inflation remains low, and growth will be moderate and as in years past, we will continue to operate in a conservatively planned manner. We are growing according to our strategic plan and remain within the risk parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

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

Net interest income for the third quarter of 1999 was $2,582,777, up $70,978 or 2.8% and for the first nine months of 1999 was $7,561,236, up $126,011 or 1.7% over the same periods in 1998.

The following table illustrates the bank's net interest spread position:

                                         Nine Months Ended September 30,
                                                 1999        1998

Yield on Earning Assets                          7.39%       7.89%
Cost of all Funds                                2.72%       3.04%
Net Interest Spread                              4.67%       4.86%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $58,000 to $155,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at September 30, 1999 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

                                                           (000's Omitted)
                                                          Nine Months Ended
                                                             September 30,
                                                           1999         1998
1.   Nonaccrual Loans                                       524         397
2.   Loans past due 90 days & accruing                      383          46
3.   Restructured loans                                       0           0
4.   Other real estate owned (including
     insubstance foreclosure)                                 0         376
5.   Total nonperforming assets                             907         819
6.   Ratio of total nonperforming loans to capital and the
     allowance for loan losses (Texas ratio)               3.01        1.48
7.   Ratio of net chargeoffs to loans                      0.026       0.14
8.   Ratio of allowance for loan losses to loans           2.08        2.04
9.   Coverage ratio (allowance for loan losses divided by
     nonperforming assets)                               281.92      276.43
10.  Ratio of nonperforming assets to total assets          .34         .33
11.  Ratio of nonperforming loans to total loans            .74         .18

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

Noninterest income, excluding securities gains/(losses), decreased $28,337 or 3.1% and increased $331,775 or 14.3% for the three and nine months ended September 30, 1999 over the same period in 1998.

The increase is primarily due to an increase of loan department fees of $30,204 or 7.5%, credit card income of $38,472 or 8% and trust income of $135,006 or 25.7%. There was also a one time entry of $153,984 which was a gain on the sale of other real estate owned.

Net security gains/(losses) amounted to $(58,437) and $(17,595) for the three and nine months ended September 30, 1999 compared to $14,506 and $25,376 for the same periods in 1998.

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

Noninterest expenses increased $130,578 or 6.2% and $123,164 or 2% for the three and nine months ended September 30, 1999 over the same period in 1998. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                       Tax Expense          Effective Rate
                                     1999        1998        1999    1998
Nine Months Ended September 30,   $1,118,355  $1,075,000     30.9%    32.0%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1998 as provided on page 12 in the Bank's 1998 Annual Report. Data as of September 30, 1999 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                   Per Share

September 30, 1999               $27,548,060          $47.67
September 30, 1998               $27,495,333          $47.58
December 31, 1998                $28,739,718          $49.74

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 1999, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at September 30, 1999 exceeded the minimums established by the Federal Reserve Board as follows:




                                                      Minimum Regulatory
                                    September 30, 1999   Requirements

Leverage Capital Ratio                    11.22            3.0%
Risk Based Ratio                          21.79            8.0%
Tier 1 Ratio                              20.53            4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the third quarter of 1999 and $.50 for the third quarter of 1998.

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

As of September 30, 1999, Union Trust Company is liability sensitive as measured by GAP. The Bank's cash flows indicate that the Company is slightly asset sensitive. Bank earnings may be negatively affected, should interest rates fall.

As of September 30, 1999, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 82%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 8% or 92% matched, and $99,866,000 in assets and $121,611,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                September 30,
                                            1999             1998
Net cash from operations                $  5,243,577    $  2,637,970
Net cash from investing activities      $(13,346,038)   $(18,514,248)
Net cash from financing activities      $ 14,060,535    $ 21,175,953
Net increase (decrease)                 $  5,958,074    $  5,299,675

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first nine months of 1999; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                             As of September 30,      Increase
                               1999        1998      (Decrease)

Total Assets                $265,360,977   $247,067,275   $ 18,293,702
Total Earnings Assets       $246,431,406   $231,315,962   $ 15,115,444
Loans                       $120,358,417   $108,820,301   $ 11,538,116
Assets AFS at Market        $108,238,427   $110,932,643   $ (2,694,216)
Assets Held to Maturity     $  4,290,102   $  3,384,603   $    905,499
Deposits                    $197,959,609   $185,874,406   $ 12,085,203
Capital                     $ 27,548,060   $ 27,495,333   $     52,727

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $8,843,900 to $112,528,529 or 42.4% of total assets as of September 30, 1999, as compared to 46.3% at September 30, 1998. A portion of this decrease is due to the reclassification of $4,965,343 in Assets Available for Sale - Loans into the mortgage loan portfolio on July 15, 1999.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.




LOANS

Loan demand continues to show signs of moderate growth during the third quarter of 1999 and thus the Bank experienced an increase of $11,538,116 or 10.6% at September 30, 1999 vs September 30, 1998. A portion of this increase is due to the reclassification of $4,965,343 in Assets AFS - Loans which were previously held in the investment section of balance sheet. These were moved into the mortgage loan portfolio on July 15, 1999.

It should be pointed out that the Bank has sold and serviced $61,276,253 of real estate loans and $2,294,208 of commercial mortgages and has $375,800 of loans held for sale at September 30, 1999.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at September 30, 1999.

The Bank's loan to deposit ratio was 62.1% and the allowance for loan losses 2.08% of total loans at September 30, 1999.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $12,085,203, or 6.5% over the comparable period in 1998, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.06% of its deposit base.


                                 PART II

Item 1:                           N/A

Item 2:                           N/A

Item 3:                           N/A

Item 4:                           N/A

Item 5:                           N/A

Item 6:Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended September 30, 1999, the Registrant was not required to and did not file any reports on Form 8-K.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


  November 9, 1999

                              Sally J. Hutchins, Vice President/Treasurer