Form 10-K
period 1999-12-31
UNION BANKSHARES CO/ME
filed 2000-03-29
CIK 745083

1
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-K

(Mark One)
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 4, 2000, was approximately $56,587,356.

577,848 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 15, 2000.


                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-K

PART I                                                                Page No.

Item 1:   Business                                                       3-13
Item 2:   Properties                                                    13-14
Item 3:   Legal Proceedings                                                14
Item 4.   Submission of Matters to a Vote of Security Holders              14

PART II

Item 5:   Market for Registrant's Common Equity and Related
          Stockholder Matters                                              15
Item 6:   Selected Financial Data                                          16
Item 7:   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        16
Item 7A:  Quantitative and Qualitative Disclosures About Market Risk    16-18
Item 8:   Financial Statements and Supplementary Data                      18
Item 9:   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         18

PART III

Item 10:  Directors and Executive Officers of the Registrant            18-22
Item 11:  Executive Compensation                                        22-24
Item 12:  Security Ownership of Certain Beneficial Owners and Management   24
Item 13:  Certain Relationship and Related Transactions                    24

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K                                                   24-26

Signatures                                                                 27

                                 PART I

ITEM I:  Business

Union Bankshares Company is a one-bank holding company, organized under the laws of the State of Maine. The Company's only subsidiary is Union Trust Company, wholly owned and established in 1887. Union Bankshares' holding company structure can be used to engage in permitted banking-related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in those activities.

Union Trust is a full-service, independent, community bank that is locally owned and operated. Through its eleven offices, Union Trust serves the financial needs of individuals, businesses, municipalities and nonprofit organizations in eastern Maine. Union Trust offers a wide variety of financial services with competitive interest rates, a helpful, friendly staff, and quick, local decision-making to meet the needs of the communities it serves. As a complement to the services offered by the Bank, the Trust and Investment Services Department provides a broad range of investment options to help meet the needs of our customers. Trust and Investment Services has served generations of Maine families with estate planning, investment management and custody, and retirement planning and employee benefit services.

As a market driven sales and service organization, Union Trust is focused on the needs of its customers. Our employees are listening to customers' needs, suggesting solutions, answering their questions and making it easy for them to purchase and use our services. It is through our team of dedicated and knowledgeable employees that outstanding customer service is delivered. That is why Union Trust continues to hire quality individuals, invest in their continuing education and training, and reward them for the significant contribution they make to the overall success of the organization.

There is no better example of this than in our Trust and Investment Services department. Because of their commitment to personalized service and professional knowledge, they continue to experience over 20% growth in revenue and assets under management from 1998 to 1999. To support this growth, five additional staff members were added during 1999. Two others received advanced degrees/professional designations in their areas of expertise.

Another example of excellent customer service is that delivered by our Relationship Managers to loan customers. Again and again, customers are saying how extremely satisfied they are with the service they receive from Union Trust and would recommend Union Trust to a friend or family member. A "Mortgage Think Tank" was formed during 1999 to focus this market segment. Their task is to discover new ways to better serve these customers. Many of their ideas were implemented in 1999 with positive results.

Technology continues to allow us to conduct business in new ways, never before possible. Access channels have evolved from the branches to ATM's, Customer Service Call Center, BankLiner telephone banking, BankLinePCr computer banking and new for 1999, NetBankingr on the Internet. To provide customer support for NetBankingr and future technological initiatives, the call center staff was increased by 100% this year. The latest in telephone technology was installed, with all calls to the Bank now being answered through the call center to facilitate customer service.

More than anything else, the Y2K challenge, which is now successfully behind us, proved the strength of Union Trust and the teamwork that exists among its employees. It also served as a testing ground of technology as a whole, helping to instill public confidence and enhancing the public's acceptance of this new delivery channel. This gives Union Trust the "green light" for continued investment in the latest financial services technology.

As customer service expectations increase, Union Trust will continue to anticipate customers' needs and pursue the appropriate strategic initiatives. Union Trust's service to its customers goes beyond the walls of the Bank, out into the community. During 1999, our employees and directors contributed over 9,000 hours of volunteer time to over 115 organizations.

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

As of December 31, 1999, the Bank employed 127 employees of which 13 employees were part time. They are not compensated by the Company for their service and there are no employees of the Company.

The Bank's primary regulator is the Federal Reserve Bank of Boston and as a state chartered bank to the Bureau of Banking of the State of Maine.

Please refer to Footnote #15 on pages 32 and 33 of the 1999 Annual Report of Union Bankshares Company, regarding compliance with capital requirements.

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


           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                                 (In Thousands)
                           (On a Tax Equivalent Basis)

                      1999                    1998                  1997
              Avg    Int     Yield/  Avg    Int   Yield/   Avg    Int   Yield/
              Bal   Earn/Pd  Rate    Bal   EarnPd  Rate    Bal   Earn/Pd  Rate
Assets
Interest Earning Assets:
 Securities available
 for sale    $105,663 $ 6,913 6.54 $ 77,517 $ 5,278 6.81 $ 72,741 $ 5,182 7.12
 Securities held
 to maturity    4,311     333 7.72   23,968   1,510 6.30   22,689   1,437 6.33
 Federal funds
 sold           5,705     294 5.15    6,384     326 5.11      598      41 6.86
 Loans (net)  115,825  10,237 8.83  108,057  10,241 9.47  100,208   9,660 9.64
Total interest earning
 assets       231,504 $17,777 7.68  215,926 $17,355 8.04  196,236 $16,320 8.32
Other nonearning
 assets        20,069                19,699                18,878
             $251,573              $235,625              $215,114

Liabilities
Interest Bearing Liabilities:
 Savings
 deposits    $ 67,766 $ 1,082 1.60 $ 69,656 $ 1,131 1.62 $ 65,432 $ 1,119 1.71
 Time deposits 77,139   3,784 4.91   77,545   4,223 5.44   73,419   4,298 5.85
 Money market
 accounts      21,262     728 3.42   11,765     560 4.76   12,271     482 3.93
 Borrowings    20,969   1,502 7.16   18,077   1,260 6.97   14,007     835 5.96
Total interest bearing
 liabilities  187,136 $ 7,096 3.79  177,043 $ 7,174 4.05  165,129 $ 6,734 4.08
Other noninterest bearing
 liabilities & shareholders'
 equity        64,437                58,582                49,985
             $251,573              $235,625              $215,114

Net interest income   $10,681               $10,181               $ 9,586

Net interest rate spread      3.89                  3.99                  4.24

Net interest margin           4.61                  4.72                  4.88

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

           ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
          For the years ended December 31, 1999, 1998 and 1997
                             (In Thousands)

                                       Year Ended December 31, 1999 vs. 1998
                                               Increase (Decrease)
                                                Due to Change In

                                       Volume     Rate   Rate/Volume*  Total
Interest Earning Assets
 Securities available for sale         $1,918   $(1,787)    $1,465    $1,596
 Securities held to maturity           (1,238)    1,044       (997)   (1,191)
 Federal funds sold                       (34)       35        (33)      (32)
 Loans, net                               728      (674)      (263)     (209)
Total interest earning assets           1,374    (1,382)       172       164

Interest Bearing Liabilities
 Savings deposits                          33        32       (114)      (49)
 Time deposits                            (27)       23       (435)     (439)
 Money market accounts                    452      (326)        42       168
 Borrowed funds                           202      (208)       248       242
Total interest bearing liabilities        660      (479)      (259)      (78)
Net change in net interest income      $  714   $  (903)    $  431    $  242


                                        Year Ended December 31, 1998 vs. 1997
                                                 Increase (Decrease)
                                                  Due to Change In

                                       Volume     Rate   Rate/Volume*   Total
Interest Earning Assets
 Securities available for sale         $  337   $  (488)    $   83    $   (68)
 Securities held to maturity               80       (37)        74        117
 Federal funds sold                       397      (296)       184        285
 Loans, net                               757      (751)       575        581
Total interest earning assets           1,571    (1,572)       916        915

Interest Bearing Liabilities
 Savings deposits                          72       (71)        11         12
 Time deposit                             238      (228)       (86)       (76)
 Money market accounts                    (20)       24         74         78
 Borrowed funds                           242      (284)       468        426
Total interest bearing liabilities        532      (559)       467        440
Net change in net interest income      $1,039   $(1,013)    $  449    $   475

*Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.


B.    INVESTMENT PORTFOLIO

HELD TO MATURITY SECURITIES

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years. (In Thousands)

                                                   December 31

                                          1999         1998         1997

U.S. Treasury Securities &
 Other Government Agencies               $    0       $    0      $25,814
Obligations of States &
 Political Subdivisions                   4,237        4,376        6,985
TOTAL                                    $4,237       $4,376      $32,799

The table below shows the relative maturities of held to maturity securities as of December 31, 1999.

                         Held to Maturity Securities
                         Maturity Distribution as of
                             December 31, 1999

Security Category             Due 1 Yr     Due 1-     Due 5-     Due After
                              or less      5 Yrs      10 yrs       10 Yrs

State and Municipal Bonds      $  422      $1,909     $  591       $1,315
Average Weighted Yield          8.79%       7.83%      8.08%        6.83%

TOTAL                          $  422      $1,909     $  591      $1,315
Percent of Total Portfolio      10.0%       45.1%      13.9%       31.0%

NOTE: Average Weighted Yields on tax exempt obligations have been computed on a tax equivalent basis

 AVAILABLE FOR SALE SECURITIES

The following table shows the carrying value of the Company's available for sale securities and other investment securities at the end of each of the last three years. (In Thousands)

                                                 December 31

                                         1999         1998       1997

Mortgage Backed Securities             $34,000     $ 34,336    $     0
US Treasury Notes and Other
 Government Agencies                    54,403       59,635     60,105
Obligations of State and
 Political Subdivisions                  8,067        8,769          0
Other Securities                         3,245          631      3,160
TOTAL                                  $99,715     $103,371    $63,265


The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 1999 (excludes other securities).

                        Securities Available for Sale
                         Maturity Distribution as of
                             December 31, 1999

Security Category             Due 1 Yr     Due 1-     Due 5-   Due After
                              or less      5 Yrs      10 Yrs    10 yrs

Mortgage Backed Securities     $    0    $     0    $   751     $22,012
US Treasury Notes and Other
   Government Agencies          3,005     24,286     32,005      17,186
TOTAL                          $3,005    $24,786    $32,756     $39,198

Average Weighted Yield          6.46%      6.90%      5.91%       6.49%

Percent of Total Portfolio:      3.0%      24.5%      33.0%       39.5%

The Company's net unrealized loss on available for sale securities (net of tax) of $2,128,324 at December 31, 1999 is largely attributable to the current interest rate environment. The unrealized loss has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

C.    LOANS

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.
                             1999       1998      1997       1996      1995
                                            (In Thousands)
Real Estate Loans
A.   Construction & Land
   Development             $ 7,617   $  6,431   $  5,925   $  4,073  $ 2,023
B.   Secured by 1-4 Family
   Residential Properties   47,988     36,944     33,528     30,457   27,402
C.   Secured by Multi Family
   (5 or more) Residential
   Properties                    0          0          0          0        2
D.   Secured by Non-Farm,
   Non-Residential
   Properties               32,443     30,550     28,386     30,134    28,273

Commercial & Industrial
  Loans                     16,222     15,979     18,566     16,582    13,778
Loans to Individuals for Household,
  Family & Other Consumer
  Expenditures              14,508     15,327     15,806     15,133    14,335
All Other Loans              8,845      5,168      4,852      4,664     7,430
Total Gross Loans         $127,623   $110,399   $107,063   $101,043   $93,243

The above data is gathered from loan classifications established by the Federal Reserve Call Report 033.

The percentages of loans by lending classification to total loans outstanding at December 31 was as follows:

                                  1999     1998    1997     1996    1995

Real Estate                       69.0%   67.0%    63.4%    64.0%    61.9%
Commercial & Industrial -
 Including single payment
 loans to individuals             12.7%   14.5%    17.3%    16.4%    14.8%
Consumer Loans                    11.4%   13.9%    14.8%    15.0%    15.4%
All Other Loans                    6.9%    4.6%     4.5%     4.6%     7.9%
Total Loans                      100.0%  100.0%   100.0%   100.0%   100.0%


                  Maturities and Sensitivities of Loans
                      To Changes in Interest Rates
                         As of December 31, 1999

                         Due 1 Year or Less   Due 1-5 Years   Due 5 Years +

Real Estate                    $31,721           $27,671         $28,656
Commercial & Industrial         10,339             4,170           1,713
Consumer                         8,101             4,169           2,238
Municipal                        6,122             1,942             781
Total                          $56,283           $37,952         $33,388

Note:Real estate loans in the 1-5 category have $2,659,697 at a fixed interest rate and $25,011,301 at a variable interest rate. Commercial loans in the 1-5 year category have $3,033,700 at a fixed interest rate and $1,136,914 at a variable interest rate.

     Real estate loans in the 5+ category have $28,442,714 at a fixed interest rate and $213,286 at a variable interest rate.
     Commercial loans in the 5+ category have $1,237,628 at a fixed interest rate and $475,372 at a variable rate.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due:

                              December 31,

                 1999         1998        1997          1996        1995
              Amt     %     Amt   %     Amt     %     Amt    %     Amt   %

Real Estate  $4,367  3.4  $3,079  2.8  $3,003  2.8  $2,649  2.6  $ 867  0.9
Installment  $   65  0.1  $  153  0.1  $  128  0.1  $  197  0.2  $  95  0.1
All Others   $  192  0.2  $  134  0.1  $  151  0.1  $  220  0.2  $  35  0.0
TOTAL        $4,624  3.7  $3,366  3.0  $3,282  3.0  $3,066  3.0  $ 997  1.0

It is the policy of the Company to discontinue the accrual of interest on loans when, in the opinion of the management, the ultimate collectibility of principal or interest becomes doubtful. The principal amount of loans which have been placed on non-accrual status were comprised primarily of certain installment loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations. There were approximately $437,000, $534,000 and $503,000 as of December 31, 1999, 1998 and 1997, respectively, of loans on a non-accrual status.

                           LOAN CONCENTRATIONS

As of December 31, 1999 and 1998, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock and Washington Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeded regulatory limits at December 31, 1999.

                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses for the past five years were as follows:
(Dollars in thousands)

                                                 December 31,

                               1999       1998       1997      1996     1995

Balance at beginning
 of period:                 $  2,435   $  2,213   $  2,084   $ 1,878   $ 1,929
Charge-offs:
 Commercial & Industrial Loans     3          2          5        15        44
 Real Estate Loans                 5          0        123         0        48
 Loans to Individuals            140        111         97        73       104
                                 148        113        225        88       196

Recoveries:
 Commercial & Industrial Loans    12         11        118       138        43
 Real Estate Loans                 0          0         67        12         1
 Loans to Individuals            130         39         49        24        71
                                 142         50        234       174       115
 Net Charge-offs (recoveries)      6         63         (9)      (86)       81
 Provision for loan losses       200        285        120       120        30
Balance at end of period    $  2,629   $  2,435   $  2,213   $ 2,084   $ 1,878

Average Loans Outstanding   $118,311   $110,321   $102,321   $97,143   $88,725

Ratio of Net Charge-offs (Recoveries) to
average loans outstanding      .004%      .057%     (.009%)    (.09%)     .09%


               ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                      December 31,

             1999          1998            1997          1996          1995
          Amt % of     Amt      %      Amt    %     Amt     %     Amt      %
              Loan            Loan           Loan          Loan           Loan
           Categories      Categories     Categories     Categories  Categories
           To Total         To Total       To Total       To Total    To Total
            Loans             Loans          Loans          Loans       Loans

Balance At End of Period:
Applicable To:
  Real
  Estate $  500  69.0% $  374  67.0% $  356  63.4% $  318  64.0% $  647  61.9%
 Commercial & Indus-
 trial    1,789  12.7%  1,780  14.5%  1,558  17.3%  1,405  16.4%  1,024  14.8%
 Consumer   145  11.4%    153  13.9%    158  14.8%    151  15.0%    207  15.4%
 Municipal   88   6.5%     58   4.2%     49   4.1%     60   4.5%      0   7.9%
Identified   57    .4%     62    .4%     67    .4%    100    .1%      0    .0%
Unallocated  50    .0%      8    .0%     25    .0%     50    .0%      0    .0%

TOTAL    $2,629 100.0% $2,435 100.0% $2,213 100.0% $2,084 100.0% $1,878 100.0%

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

As of December 31, 1999, the Company had impaired loans totaling
$14,978, which consisted of real estate loans. The fair value of the loans' collateral was used to evaluate the adequacy of the Allowance for Loans Losses allocated to these loans.

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

                              Risk Elements

                                    1999    1998     1997    1996   1995
Loans accounted for on a
 non accrual basis                  $437    $534     $503    $491    $614
Accruing loans contractually past
 due 90 days or more                $313    $ 47     $209    $196    $388

In accordance with Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 1999 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $31,000. There was approximately $31,000 included in the gross interest income on non-accrual and restructured loans for 1999.

D.   DEPOSITS

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 1999.

                                       Amount
                                   (In Thousands)

                    3 Months or Less                        $ 5,089
                    Over 3 Through 6                        $ 2,076
                    Over 6 Through 12 Months                $ 2,080
                    Over One Year                           $ 1,369
                    Total                                   $10,614

E.    SHORT-TERM BORROWINGS
                                          December 31
                          1999               1998                 1997

                   Weighted            Weighted            Weighted
                   Average             Average             Average
                  Interest   Amount    Interest   Amount   Interest   Amount
                    Rate                 Rate                Rate
Fixed advances      6.54  $   451,250    6.45  $   451,250    6.52  $  273,250
Variable advances   5.49  $18,000,000    5.29  $20,000,000    5.35  $9,000,000
Securities sold
 under agreement    3.55  $13,140,423    3.70  $ 8,965,977    4.00  $5,690,975

                        1999                               1998

           Fixed     Variable   Securities     Fixed     Variable  Securities

Maximum
 amount  $451,250  $22,863,496  $13,822,285  $451,250  $20,142,352  $9,512,901
outstanding of any
month end during
the year

Average
amount   $451,250  $20,402,145  $ 9,056,088  $407,584  $18,077,448  $6,485,367
outstanding during
the year

Weighted
 average    6.54%        5.36%        3.55%     6.45%        5.30%       4.05%
interest rate for
the year
                                                     1997
                                         Fixed     Variable   Securities

Maximum amount outstanding             $273,250  $22,903,225  $7,890,521
of any month end during the
year

Average amount outstanding             $206,143  $12,569,863  $3,950,415
during the year

Weighted average interest                 6.52%        5.86%       4.17%
rate for the year

Advances at December 31, 1999 mature as follows:

  2005      2006       2007      2008        2009       2010     2012    2013

$55,000  $9,000,000  $84,250  $7,089,000  $2,000,000  $55,000  $79,000 $89,000

F.   CAPITAL RATIOS

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.

                                  *1999     *1998     *1997

Deposits                           15.6%     15.1%     14.9%
Loans                              25.0%     25.4%     24.6%
Total Assets                       11.7%     11.6%     12.0%
Earning Assets                     12.7%     12.8%     13.0%

*Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of ($2,128,324), $1,162,032 and $437,749 at December 31, 1999, 1998 and 1997, respectively.

G.   RETURN ON SHAREHOLDERS' EQUITY

The following table presents, for each of the last three years, the Company's return on shareholders' equity, return on assets, and return on average earning assets.

                                            1999      1998      1997

Return on average shareholders' equity      11.7%    11.6%     10.9%
Return on average assets                     1.3%     1.3%      1.3%
Return on average earning assets             1.4%     1.4%      1.4%

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

As of December 31, 1999, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 83%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 93%, and $84,131,000 in assets and $103,366,000 in liabilities will be repriceable in one year. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The following table presents, as of December 31, 1999, the Company's interest rate GAP analysis:

                                        Interest Rate GAP Analysis
                                   As of December 31, 1999 (000's omitted)
                                  0-3      4-12      1-5     Over
                                Months   Months    Years     Years     Total
Interest earning assets
Loans:
   Real estate
     Fixed rate                 $   750  $ 2,191  $ 10,581   $17,618  $ 31,140
     Variable rate               14,128   20,004    22,794         0    56,926
Commercial                        8,168    3,044     3,297     1,713    16,222
Municipal                             0    6,122     1,946       777     8,845
Consumer                         11,177      782     2,541        14    14,514
Securities available for sale     5,854    7,410    68,529    12,242    94,035
Held to maturity securities           0      422     1,908     9,974    12,304
Loans held for sale                 594        0         0         0       594
Other earning assets              3,485        0       113     5,620     9,218
TOTAL                           $44,156  $39,975  $111,709   $47,958  $243,798

Interest bearing liabilities
Deposits:
   Savings                      $ 1,572  $ 4,716  $ 25,134   $25,429  $ 56,851
   NOW                                0        0    38,170         0    38,170
   Money market                   2,307    6,921    13,237         0    22,465
   Time                          25,481   39,793    10,137         0    75,411
Borrowings                        6,644   15,932     9,015         0    31,591
TOTAL                           $36,004  $67,362   $95,693   $25,429  $224,488

Rate sensitivity GAP            $ 8,152 $(27,387)  $16,016   $22,529
Rate sensitivity GAP as a
  percentage of total assets      3.27%  (10.97%)    6.42%     9.03%
Cumulative GAP                  $ 8,152 $(19,235)  $(3,219)  $19,310
Cumulative GAP as a
  percentage of total assets      3.27%    7.71%    (1.29%)    7.74%

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

The status of the Bank's sources of cash to fund its operations are as follows:

As of December 31,                                 1999            1998

Net cash provided from operations             $  5,420,434     $    991,012
Net cash used by investing activities         $(19,291,184)    $(17,797,165)
Net cash provided from financing activities   $  5,832,171     $ 24,018,320
Net (decrease) increase in cash and
 cash equivalents                             $ (8,038,579)    $  7,212,167


                            BANK'S PROPERTIES

ITEM 2:  PROPERTIES

The Bank's principal office is located at 66 Main Street in Ellsworth, Maine. The main office building consists of three floors, all of which are utilized by the Bank for banking facilities and administrative offices. The principal office includes a separate drive-up facility and parking lot. In August 1981, plans were finalized for the construction of an 8,000 square foot addition to our existing building. Completed in November of 1982, it provided new and enlarged customer service/teller area with street level access. During 1982 and 1983, the existing building also received extensive renovation and remodeling, tying it in to the new addition. The project was completed in July of 1983. In April 1985, the Bank opened the first automated drive-up in Downeast Maine. The automated teller machine is adjacent to its drive-up facility located at 66 Main Street, in Ellsworth, Maine. In 1988, the Main Office began construction of an addition to its existing building that would house loan operations. In September 1989, construction was completed on the addition. In May 1992, the Bank opened a trust office in Bangor (Penobscot County) to serve trust customers in that city and surrounding areas. In May 1995, the Bank elected not to renew its lease for its Bangor office. In 1999, the Bank sold a parcel of land located on Route 3 in Ellsworth. In addition, the Bank owns the following properties:

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

     (d) The Bank's Stonington office located on Atlantic Avenue in Stonington, Maine. The Stonington office was renovated and expanded in 1980.

     (e) The Bank's Milbridge office located on Main Street in Milbridge, Maine. In 1987, management decided to replace the Milbridge Branch with a larger up to date facility, located at the same site. The new branch has been open for business since April 1988.

     (f) The Bank purchased in 1999 land and buildings located at 92 Main Street in Ellsworth, Maine, adjacent to the Bank's principal office.

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

     (d) The Bank leases its Castine branch office located on Main Street from Michael Tonry, Castine, Maine. The current lease expires on February 1, 2003 with the right to extend the lease for an additional 4 year term.

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

                                 PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

A.   MARKET INFORMATION

Union Bankshares stock, $12.50 par value, is not listed on any national exchange, nor is it actively traded. Since the Company is not aware of all trades, the market price is established by determining what a willing buyer will pay a willing seller. Based upon the trades that the Company had knowledge of (per quotes from local brokerages), high and low bids for each quarter for 1999 and 1998 are listed in the following table.

          1st Quarter        2nd Quarter       3rd Quarter      4th Quarter
1999    108.33 to 108.33  106.63 to 106.67  106.63 to 108.00  108.00 to 110.00
1998    100.00 to 104.16  104.16 to 113.75  105.00 to 108.33  108.33 to 108.33

B.  HOLDER

As of March 1, 2000 there were approximately 725 stockholders of record.

C.  DIVIDENDS

     1.   History

The following table shows the cash dividends per share declared by Union Bankshares Company on its common stock, $12.50 par value:

                              1999           1998

       1st Quarter           $ .41          $ .41
       2nd Quarter           $ .41          $ .41
       3rd Quarter           $ .50          $ .41
       4th Quarter           $ .50          $ .41

Cash dividends declared
  per common share           $1.82          $1.64
Item 6: SELECTED FINANCIAL DATA (in thousands, except for per share amounts)

                                       Years Ended December 31,
                              1999     1998      1997      1996      1995
SUMMARY OF OPERATIONS
Operating Income           $ 3,426   $ 3,155   $ 2,608    $ 2,207   $ 1,989
Operating Expense            8,663     8,413     8,016      7,723     7,459
Net Interest Income         10,169     9,927     9,452      9,137     8,803
Provision for Loan Losses      200       285       120        120        30
Net Income                   3,355     3,090     2,700      2,452     2,418

PER COMMON SHARE DATA
Net Income                 $  5.80   $  5.34   $  4.66    $  4.22   $  4.17
Cash Dividends Declared       1.82      1.64      1.52       1.39      1.30
Book Value (2)               51.50     47.69     44.13      41.14     38.30
Market Value                108.00    108.33     91.66      73.33     56.66

FINANCIAL RATIOS
Return on Average Equity (2) 11.7%     11.6%     10.9%      10.6%     11.4%
Return on Average Assets      1.3%      1.3%      1.3%      1.2%       1.3%
Return on Average
 Earning Assets               1.4%      1.4%      1.4%      1.4%       1.4%
Net Interest Margin          4.61%     4.72%     4.88%     5.16%      5.37%
Dividend Payout Ratio        33.0%     31.2%     32.8%     32.9%      31.3%
Allowance for Loan
 Losses/Total Loans            .02       .02       .02       .02        .02
Non Performing Loans
 to Total Loans               .006      .005      .007      .007       .007
Non Performing Assets
 to Total Assets              .003      .004      .005      .008       .010
Efficiency Ratio             63.7%     64.3%     66.5%     67.2%      67.2%
Loan to Deposit Ratio        66.2%     58.7%     60.4%     60.7%      56.7%

BALANCE SHEET
Deposits                  $192,848  $188,029  $177,386  $166,445   $164,481
Loans                      127,623   110,399   107,062   101,044     93,242
Securities (1)             107,509   111,304    96,065    81,568     76,578
Shareholders' Equity (2)    29,771    27,577    25,565    23,885     22,227
Total Assets               257,850   251,195   222,560   202,066    191,353


(1) Carrying value. Includes available for sale securities with cost of $102,488, $101,610, $59,983, $75,095 and $70,938 at December 31,
  1999, 1998, 1997, 1996 and 1995, respectively.

(2) Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of ($2,128,324), $1,162,032, $437,749,
   ($171,460) and $567,810 at December 31, 1999, 1998, 1997, 1996 and
   1995, respectively.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and with Management's Discussion and Analysis of Financial Condition and Results of
Operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
          RESULTS OF OPERATIONS

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 1999 Annual Report is incorporated herein by reference.

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

INTEREST RATE RISK

Interest rate risk can be defined as the exposure of the Company's net income or financial position to adverse movements in interest rates. Changes in the level of interest rates also can affect:


    The amount of loans originated/sold by an institution
    The ability of the borrower to repay his/her loan
    The average maturity of mortgage loans
    The value of the Company's interest earning assets
    The market value of available for sale securities

     The Company, through management of the relationship of interest rate sensitive assets to interest rate sensitive liabilities, reduces the volatility of its net income.

     To accomplish this, the Company has undertaken various steps to increase the percentage of fixed rate assets and to increase the average maturity of such assets, in particular through the loan products offered and its investment portfolio.

     Net interest income sensitivity to movements in interest rates is measured through the use of a simulation model that analyzes resulting net income under various interest rate scenarios established by regulators. Projected net interest income (NII) is modeled based on both an immediate rise or fall in interest rates ("rate shock"). The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities and factors in projections for activity levels by product lines of the Company. Assumptions are made as to the changing relationship between different interest rates as interest rates increase/decrease (basis risk) and the customer's ability to prepay loans and withdraw deposit balances or transfer them to a higher yielding account (embedded option). The sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999 and 1998.

                                     Estimated
          Rate Change             NII Sensitivity

                                   1999       1998

           +200 bp            +    3.3%      +4.4%
           -200 bp            -    6.2%      -5.9%

     The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cash flows and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

     Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

     Based on the information and assumptions in effect on December 31, 1999, under five rate simulations used, the Company's net interest income and net income remain strong, with the return on assets ratio remaining above 1% under all simulations.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (A) The financial statements required are contained in the Company's 1999 Annual Report and are incorporated herein by reference. (See item 14 (a) )

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in 8K filing in 1995.

                                PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                DIRECTORS

The following table lists, as of February 1, 2000, the number of shares of Common Stock, including directors' qualifying shares, and the corresponding percentage of total Common Stock beneficially owned by each director and nominee for director, including the chief executive officer of the Company, and by all executive officers and directors as a group. The information set forth below is based upon director questionnaires distributed and completed by each director and nominee, and upon stock records maintained by the Company.

                         Name Common Stock            Percent
                        Beneficially Owned            of Class

Arthur J. Billings              274                       *
Peter A. Blyberg                336                       *
Robert S. Boit                25,596                     4.43
Blake B. Brown                  48                        *
Richard C. Carver              1,367                      *
Peter A. Clapp                  258                       *
Sandra H. Collier               201                       *
Robert B. Fernald               730                       *
Douglas A. Gott                 870                       *
David E. Honey                  727                       *
James L. Markos, Jr.            266                       *
Casper G. Sargent, Jr.         2,868                      *
John V. Sawyer, II             3,191                      *
Stephen C. Shea                14,267                    2.47
Richard W. Teele                527                       *
Paul L. Tracy                   639                       *
Richard W. Whitney               62                       *
Total ownership of all listed
Directors and other officers   53,891                   9.33

*Represents ownership of less than 1%.

     For purposes of the above table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or to direct the voting of the security or has the power to dispose of, or to direct the disposition of, the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days.


        SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16 (a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who beneficially own more than ten (10) percent of the stock of the Company to file initial reports of ownership and reports of changes in ownership. Such persons are also required by the Securities and Exchange Commission regulations to furnish the Company with copies of these reports. Based upon copies of Forms 3, 4 and 5 submitted to and retained by the Company, the Company knows of no director, officer or beneficial owner of more than ten percent (10%) of the total outstanding shares of Common Stock who either failed to file an appropriate ownership report with the Securities and Exchange Commission, or who filed such report other than on a timely basis.

                          ELECTION OF DIRECTORS

     Management recommends that the number of directors for the coming year be set at 17. The Bylaws of the Company provide for not fewer than 10 nor more than 25 directors, with the directors serving "staggered terms" of three years. The Board of Directors has nominated for re-election to three year terms at the 2000 Annual Meeting Messrs. Billings, Carver, Fernald and Shea. Each of the nominees has consented to be named as a nominee and to serve if elected. In the event any nominee shall be unable to serve, discretionary authority is reserved by management to vote for a substitute to be nominated by the Board.

     There are no arrangements or understandings between any nominee, director, executive officer or associate of any of the foregoing and any other person pursuant to which the nominee was or is to be elected as a director or an executive officer. There is no family relationship among any director, officer or person nominated to become a director or executive officer.

     The following table sets forth the names, occupations, ages and terms of service of all directors and nominees. Each director is also presently a director of the Company's banking subsidiary, Union Trust
Company (the "Bank").
                                                                     Year First
                                                                     Elected As
                              Principal Occupation         Age as ofDirector of
                             Now and for Past 5 years      4/15/00 the Company

Term expires in 2000:

Arthur J. Billings         President, Barter Lumber Company      44      1990

Richard C. Carver          Owner and Manager, Carver Oil Company
                           and Carver Shellfish, Inc.            67      1984

Robert B. Fernald          Treasurer, A.C. Fernald Sons, Inc.
                           and Jordan-Fernald                    66      1986

Stephen C. Shea            Treasurer, E.L. Shea, Inc.;
                           President, Shea Leasing               52      1988

Term expires in 2001:

Blake B. Brown             President and Owner, Brown's
                           Appliance and TV                      54      1999

Douglas A. Gott            Owner, Douglas A. Gott & Sons,
                           General Contractors                   66      1986

David E. Honey             Retired; Former Manager, Swans
                           Island Electric Cooperative           71      1984

James L. Markos, Jr.       General Manager,Maine Shellfish
                           Company, Inc.                         51      1999

Casper G. Sargent, Jr.     Owner, Sargent's Real Estate
                           Corporation                           70      1984

John V. Sawyer, II         Retired, President, Worcester-
                           Sawyer Agency Insurance &             66      1984
                           Real Estate, Chairman of the
                           Board of the Company
                           and the Bank

Paul L. Tracy              President and owner of Winter
                           Harbor Agency; Vice President         37      1995
                           and co-owner of Schoodic Insurance
                           Services; Vice President and
                           co-owner of MDI Insurance Agency;
                           Co-owner of Grindstone Financial Group LLC

Richard W. Whitney         Dentist                               71      1984

Term expires in 2002:

Peter A. Blyberg           President and CEO of the Company
                           and the Bank since                    56      1993
                           April 1, 1996; former Executive
                           Vice President of the Company and
                           the Bank; former Vice President for
                           Commercial Banking at Chemical Bank

Robert S. Boit             Retired President and CEO of the
                           Company and the Bank                  69      1984

Peter A. Clapp             President, Blue Hill Garage           55      1995

Sandra H. Collier          Attorney at Law, Sandra Hylander
                           Collier Law Offices                   48      1992

Richard W. Teele           Retired; Secretary and former
                           Executive Vice President and          68      1984
                           Treasurer of the Company and the Bank


                               COMMITTEES

     The Bylaws of the Company provide that, at the annual meeting of the Directors, the Board shall designate from among its members an Executive Committee. The Executive Committee possesses all of the powers of the Board of Directors with regard to ordinary operations of the business of the Company when the Board is not in session, subject to any specific vote of the Board. The Executive Committee currently is comprised of Messrs. Blyberg, Boit, Fernald, Sargent, Sawyer, Shea and Billings.

     The Bylaws of the Company provide that the Board of Directors may elect or appoint such other committees as it may deem necessary or convenient to the operations of the Company. The Company does not have a standing audit, nominating or compensation committee. No other committees have been appointed.

     Nominees for election to the Board of Directors are selected by the full Board. The Board of Directors will consider nominees recommended by stockholders if submitted in writing to Sally J. Hutchins, Clerk, Union Bankshares Company, P.O. Box 479, Ellsworth, Maine 04605 not less than three months in advance of the date of the annual meeting.

     The Board of Directors of the Company met twelve times in 1999. Each director attended at least seventy-five percent of the total number of meetings of the Board of Directors and of committees, of which he or she was a member, held during that year.

                           EXECUTIVE OFFICERS

     Each executive officer of the Company is identified in the following table, which also sets forth the respective office, age and period served in that office of each person listed. Executive officers are elected annually by the Board of Directors.

                                                                      Elected
Name           Principal Occupation Now and for Past 5 Years   Age   to Office

John V. Sawyer, II   Chairman of the Board of the
                     Bank and the Company since October         66       1984
                     1, 1988.  Director since 1974.

Peter A. Blyberg     President and CEO of the Bank
                     and the Company since April 1,             56       1993
                     1996. Formerly Executive Vice
                     President, COO and Treasurer
                     of the Bank and the Company.
                     Former Vice President for
                     Commercial Banking at
                     Chemical Bank.

John P. Lynch        Executive Vice President of the
                     Company and Executive Vice President,      53       1996
                     Senior Banking Officer of the Bank
                     since December 8, 1999.  Formerly Senior
                     Vice President of the Company and Senior Vice
                     President, Senior Banking Officer of the
                     Bank since 1996. Formerly Senior Vice
                     President - Loans of the Bank.

Sally J. Hutchins    Senior Vice President and Clerk of
                     the Company and Senior Vice President,     44       1988
                     Treasurer, Controller and Clerk of the
                     Bank since December 8, 1999.  Formerly
                     Vice President and Clerk of the Company
                     since 1993. Formerly Vice President,
                     Treasurer, Controller and Clerk of the
                     Bank since 1996.  Formerly Vice President,
                     Controller and Clerk of the Bank.

Peter F. Greene      Senior Vice President of the Company
                     and Senior Vice President, Senior Bank     40       1996
                     Services Officer of the Bank since
                     December 8, 1999. Formerly Vice President of the Company since 1996 and Vice President, Senior Bank Services Officer of the Bank since 1997.
                     Formerly Vice President - Bank Services and
                     Vice President - Operations.

Rebecca J. Sargent   Senior Vice President, Senior Trust
                     Officer of the Bank and the Company since   35      1996
                     December 8, 1999. Formerly Vice President,
                     Senior Trust Officer of the Company since
                     1997 and Vice President, Senior
                     Trust Officer of the Bank since 1996.  Formerly
                     Vice President, Trust Officer of the Company and
                     Assistant Vice President, Trust Officer of the Bank.

Richard W. Teele     Secretary of the Company since 1988.
                     Retired in 1995 from the Bank.  Formerly    68      1988
                     Executive Vice President, Treasurer and Secretary.

ITEM 11:  EXECUTIVE COMPENSATION

            COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth all annual compensation received during each of the Company's last three fiscal years by Mr. Blyberg who is the only executive officer for whom such compensation exceeded $100,000 in any reported year. Mr. Blyberg serves in comparable positions with both the Bank and the Company. Executive compensation is paid by the Bank.

                       SUMMARY COMPENSATION TABLE

                           ANNUAL COMPENSATION

                                                        Other Annual
                      Year    Salary       Bonus      Compensation ($)

Peter A. Blyberg      1997   $132,750     $ 5,150           $0
President and Chief   1998   $140,000     $ 8,375           $0
Executive Officer     1999   $145,725     $11,200           $0

                         LONG TERM COMPENSATION

                                AWARDS                PAYOUTS

                              Restricted                LTIP
                                Stock  Optional SARs  Payouts
                       Year   Awards ($)   (#)          ($)

Peter A. Blyberg       1997       $0        0            $0
                       1998       $0        0            $0
                       1999       $0        0            $0

                         ALL OTHER COMPENSATION

                                          Other
                       Year          Compensation ($)

Peter A. Blyberg       1997              $  5,532
                       1998              $  7,653
                       1999              $  4,754

     Each director of the Bank who is not also an officer is paid a directors' fee in the amount of $250 for each meeting attended, including meetings of the Board committees of which the director is a member. Directors' fees are paid by the Bank and are not separately paid for attendance at meetings of the Board of Directors of the Company. John V. Sawyer, II, who serves as Chairman of the Board, receives a salary of $26,000 per annum from the Bank plus $50 per meeting for attendance at Board and Committee meetings. No director has received any other compensation for Board or committee participation or other special assignments.

     The Bank maintains a non-contributory defined benefit pension plan funded by a trust (the "Plan"). All full time employees who are at least 21 years of age and have completed one year of service participate in the Plan. Compensation attributable to the Plan has not been included in the Summary Compensation Table set forth above.
Annual contributions to the Plan are computed on an actuarial basis to provide a normal retirement benefit of 60% of average annual salary minus 50% of the participant's social security benefit, with a downward adjustment if the participant, at the time of retirement, has completed less than 25 years of service. "Average Annual Salary" is determined by calculating the average basic compensation of the participant exclusive of bonuses for the three highest consecutive years prior to attaining the age of 65; provided, however, that for the purpose of such calculation base compensation in any year may not exceed $160,000. The Plan provides "Normal Retirement Benefits" to participants who terminate their employment after the latter of attaining the age of 65 and after the completion of his/her fifth anniversary. The accrued benefit of a participant who retires prior to normal retirement date is his or her normal benefit adjusted by a fraction which represents his or her Bank employment time divided by the Bank employment time he or she would have had by normal retirement date. Payment options include single life annuities and joint annuities. The Plan provides death benefits to beneficiaries of employees who meet conditions of early retirement (age 55 and 10 years of service) prior to termination of employment. The amount of the benefit is equal to the accrued benefit at date of death paid monthly over a 10 year period. In addition, the spouse of a married employee may elect to receive his or her benefit in the form of a single life annuity. If the employee does not meet conditions for early retirement, a survivor annuity may be payable, if the employee is married. The Plan does not provide a disability benefit. Mr. Blyberg is a participant in the Plan. For purposes of the Plan, Mr. Blyberg has five credited years of service.

     The table below illustrates retirement compensation for representative salary brackets and years of service with the Bank. The maximum social security offset for 1999 was $16,476.

                           PENSION PLAN TABLE

Remuneration                       Years of Service
                        15       20        25       30        35
 $120,000            $38,257  $51,010   $63,762  $63,762   $63,762
 $130,000            $41,857  $55,810   $69,762  $69,762   $69,762
 $140,000            $45,457  $60,610   $75,762  $75,762   $75,762
 $150,000            $49,057  $65,410   $81,762  $81,762   $81,762
 $160,000            $52,657  $70,210   $87,762  $87,762   $87,762

     The foregoing table illustrates the value of retirement benefits at the compensation levels indicated. Benefits are expressed in today's dollars.

     In addition to the foregoing defined benefit pension plan, the Bank has entered into deferred compensation agreements with certain of its executive employees, including Mr. Blyberg, pursuant to which, subject to continued employment with the Bank and certain other conditions, such executive employees are entitled to receive certain retirement and disability benefits. Pursuant to his agreement with the Bank, Mr. Blyberg is entitled to receive monthly payments in the amount $4,152.17, for a period of ten years following the first to occur of death or retirement after reaching the age of 65 years. Under the terms of the agreement, Mr. Blyberg may elect to retire early after reaching the age of 60 years, in which event he would be entitled to receive a proportionately reduced monthly benefit. In addition to the foregoing benefits, under the terms of the agreement, in the event that Mr. Blyberg is permanently disabled prior to attaining the age of 64 years, he would be entitled to receive a disability benefit in the amount of $2,000 per month from the date of his disability until he reached the age of 65. Upon reaching age 65, he would be entitled to receive the deferred compensation benefit described above. The obligations of the Bank under these deferred compensation agreements is unfunded, but the Bank has purchased insurance contracts on the lives of all covered employees, including Mr. Blyberg, in amounts which are estimated to be sufficient to fund all amounts payable under the agreements.

     The Bank also has entered into salary continuation agreements with certain of its executive officers, including Mr. Blyberg, pursuant to which should he terminate his employment, either voluntarily or involuntarily, within three years of a change of control or other "business combination" as defined in the salary continuation agreements, he would be entitled to receive an amount equal to the lesser of (i) three times the total compensation paid to him in the last full fiscal year prior to termination of his employment, less one dollar, or (ii) the maximum amount permitted without such payment being deemed an "excessive parachute payment" within the meaning of Section 208-g of the Internal Revenue Code.

     Neither the Bank nor the Company has a formal compensation committee. Mr. Blyberg, in his capacity as President and Chief Executive Officer, has made compensation recommendations to the Executive Committee of the Board of Directors with respect to all employees, other than himself. The recommendations were then considered by the Board of Directors, which also formulated a compensation recommendation with respect to Mr. Blyberg. All compensation recommendations were then considered and voted upon by the full Board of Directors. Mr. Blyberg is a member of the Board of Directors and a member of the Executive Committee. He has abstained from participating in discussions or recommendations regarding his own compensation.

       REPORT OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

     The Board of Directors of the Bank has no formal compensation policy applicable to compensation decisions with respect to its executive officers. While there are no objective criteria which specifically relate corporate performance to compensation determinations, in formulating its recommendation with respect to compensation of Mr. Blyberg during the last fiscal year, the Board of Directors considered, among other factors, the seniority and experience of Mr. Blyberg and the relationship of his compensation to that of other executive officers employed by the Bank and to persons holding comparable positions at other similarly situated banks in Maine. In reaching its determination as to the compensation of Mr. Blyberg, the Board of Directors did not use any objective measure of the Bank's performance but considered, in general, the performance of the Bank in relationship to that of other similarly situated banks in Maine.

     The forgoing report regarding compensation has been submitted by the Board of Directors, including Douglas A. Gott, David E. Honey, Casper G. Sargent, Jr., John V. Sawyer, II, Richard W. Whitney, Peter
A. Blyberg, Robert S. Boit, Peter A. Clapp, Sandra H. Collier, Richard
W. Teele, Arthur J. Billings, Richard C. Carver, Robert B. Fernald, Stephen C. Shea, Paul L. Tracy, Blake B. Brown and James L. Markos, Jr.

                            PERFORMANCE GRAPH

     The following graph provides a comparison of total shareholder return on the Common Stock of the Company with that of other comparable issuers. The following graph illustrates the estimated yearly percentage change in the Company's cumulative total shareholder return on its Common Stock for each of the last five years. For purposes of comparison, the graph also illustrates comparable shareholder return of NASDAQ banks as a group as measured by the NASDAQ Banks Stock Index. The graph assumes a $100 investment on December 31, 1995 in the common stock of the Company and NASDAQ banks as a group and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 1995.

Insert 5 year line graph Peer Comparison

     Common Stock of the Company is not actively traded on any market, and therefore, no market index is available for the purpose of determining the market price of such common stock as of any particular date. The foregoing graph is based upon a good faith determination of approximate market value for each year indicated based on anecdotal information available to the Company as to the value at which its common stock has traded in isolated transactions from time to time. Therefore, although the graph represents a good faith estimate of shareholder return as reflected by market value, the valuations utilized are, of necessity, estimates and may not accurately reflect the actual value at which common stock has traded in particular transactions as of any of the dates indicated.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

See Item 10.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank has had and expects to have in the future, banking transactions in the ordinary course of its business with directors, officers, principal shareholders and their associates. These transactions comprise of substantially the same terms, including interest rates and collateral on the loans as those prevailing at the same time for comparable transactions with others. Such loans have not and will not involve more than normal risk of collectability or present other unfavorable features.

                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

     (a)  Financial Statements and Exhibits

        (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to Shareholders for its fiscal year ended December 31, 1999 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

     Consolidated Balance Sheets
       December 31, 1999 and 1998                                       22
     Consolidated Statements of Income
       For the years ended December 31, 1999, 1998 and 1997             23
     Consolidated Statements of Changes in Shareholders' Equity
       For the years ended December 31, 1999, 1998 and 1997             24
     Consolidated Statements of Cash Flow
       For the years ended December 31, 1999, 1998 and 1997           25-26
     Notes to Consolidated Financial Statements                         27
     Independent Auditors Opinion                                       45

        (2) Financial statement schedules are omitted as they are not required or included in the Annual Report to Shareholders.

        (3)  Exhibits required by Item 601 - see Item 14(c)

     (b)  Reports on Form 8-K

       During the registrant's fiscal quarter ended December 31, 1999, the registrant was not required to and did not file any reports on Form 8-K.

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

                                        Pension Plan for the employees of Union
                                        Trust Company

                                        401 (k) Profit Sharing Plan for the
                                        employees of Union Trust Company

                                        Stock Purchase Plan for the employees of Union Trust Company

                    11 Computation of earnings per share, is incorporated herein by reference to
                                        Note 1 to the Consolidated Financial
                                        Statements on page
                                        27 of the 1999 Annual Report to
                                        Shareholders' attached hereto as
                                        Exhibit 13.

                    13 The registrant's Annual Report to Shareholders' for its fiscal year ended December 31, 1999.
                                        This exhibit, except for those portions
                                        thereof expressly incorporated by
                                        reference into the Form 10 K annual
                                        report, is furnished for the
                                        information of the Commission only
                                        and is not to be "filed" as part of
                                        the report.

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

UNION BANKSHARES COMPANY                UNION BANKSHARES COMPANY


By:  ___________________________        By:____________________________
     Peter A. Blyberg, President             Sally J. Hutchins
     and Chief Executive Officer             Senior Vice President,
                                             Treasurer and Controller

Date:

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