Form 10-Q
period 2000-03-31
UNION BANKSHARES CO/ME
filed 2000-05-09
CIK 745083

1

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of March 31, 2000.

          Class                         Outstanding at March 31, 2000
(Common stock, $12.50 Par Value)                   578,336


                       UNION BANKSHARES COMPANY

                          INDEX TO FORM 10-Q

PART I         Financial Information                                 Page No.

    Item l:    Financial Statements

               Independent Accountants' Report                          3

               Condensed Consolidated Balance Sheets -                  4
               March 31, 2000, March 31, 1999, December 31, 1999

               Condensed Consolidated Statements of Income -            5
               three months ended March 31, 2000 and March 31, 1999

               Condensed Consolidated Statements of Cash Flows -        6
               three months ended March 31, 2000 and March 31, 1999

               Consolidated Statement of Changes in Shareholders'       8
               Equity - three months ended March 31, 2000 and 1999

    Item 2:    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    9-18

PART II        Other Information

    Item 1:   Legal Proceedings                                        18

    Item 2:   Changes in Securities                                    18

    Item 3:   Defaults Upon Senior Securities                          18

    Item 4:   Submission of Matters to a Vote of Security Holders      18

    Item 5:   Other Information                                        18

    Item 6:   Exhibits and Reports on Form 8-K                         18


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Union Bankshares Company



We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of March 31, 2000, and for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Berry Dunn McNeil & Parker
Portland, Maine
May 4, 2000


                UNION BANKSHARES COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                        March 31     March 31     December 31
                                          2000         1999           1999
                                      (Unaudited)   (Unaudited)    (Audited)*
ASSETS
Cash and due from banks               $  9,748,149  $  6,289,823  $  9,035,081
Federal funds sold                          41,450        26,280        39,698
Cash and cash equivalents                9,789,599     6,316,103     9,074,779
Assets available for sale               97,494,041   108,184,680   100,309,096
  (MARKET VALUE AT 3/31/00)
Held to maturity securities at cost      4,232,912     4,372,358     4,236,504
Other investment securities, at cost     3,557,700     3,557,700     3,557,700
Loans (net of unearned discount)       126,840,879   115,732,618   127,649,151
Less:  Allowance for loan losses         2,618,378     2,472,065     2,629,472
Net Loans                             $124,222,501  $113,260,553  $125,019,679

Premises, furniture & equip net          3,070,610     2,623,394     2,987,572
SFAS 115 deferred tax asset on
  unrealized gains                       1,470,936             0     1,095,184
Acquisition Costs                          164,939         8,295             0
CSV life insurance                       6,296,524       576,806     6,231,251
Other assets                             5,276,999     5,186,868     5,337,900
Total Assets                          $255,576,761  $244,086,757  $257,849,665

LIABILITIES
Deposits:
  Demand                              $ 21,104,917  $ 19,111,107  $ 25,368,731
  Savings                               87,086,991    82,767,656    92,067,463
  Time                                  74,660,374    77,823,702    75,411,640
Total Deposits                         182,852,282   179,702,465   192,847,834
Borrowed Funds                          28,451,250    22,706,250    18,451,250
Sweep Repurchase                        11,760,052     7,534,466    13,140,423
Accrued Expenses & Other Liabilities     5,024,365     5,152,092     5,767,167
Total Liabilities                     $228,087,949  $215,095,273  $230,206,674

SHAREHOLDERS' EQUITY
Common Stock                          $  7,279,925  $  7,279,925  $  7,279,925
Surplus                                  3,963,533     3,963,014     3,963,533
Retained Earnings                       19,374,395    17,427,050    18,837,028
Net Unrealized Gain/(Loss) on
  Securities Available for Sale         (2,872,575)      551,494    (2,128,324)
Less:  Treasury Stock                      256,466       229,999       309,171
Total Shareholders' Equity            $ 27,488,812  $ 28,991,484  $ 27,642,991
Total Liabilities & Shareholders'
   Equity                             $255,576,761  $244,086,757  $257,849,665

*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.

                UNION BANKSHARES COMPANY AND SUBSIDIARY
              Condensed Consolidated Statements of Income
                              (UNAUDITED)

                                                 Three Months Ended - March 31,
                                                        2000          1999
INTEREST INCOME
  Interest and Fees on Loans                         $2,603,882    $2,397,601
  Interest and Fees on Municipal Loans and Bonds        240,714       225,067
  Interest and Dividends on Securities                1,579,357     1,587,446
  Interest on Federal Funds Sold                         11,476        87,135
  Amortization & Accretion - Net                         (3,795)      (35,626)
     Total Interest Earned                            4,431,634     4,261,623

INTEREST EXPENSE
  Interest on Deposits                                1,355,879     1,408,382
  Interest on Funds Purchased/Borrowed                  444,037       340,999
    Total Interest Expense                            1,799,916     1,749,381

NET INTEREST INCOME                                   2,631,718     2,512,242
  Provision for Loan Losses                              30,000        65,000

NET INTEREST INCOME AFTER LOAN PROVISION              2,601,718     2,447,242

NONINTEREST INCOME
  Exchange, Commission & Fees                           207,769       237,549
  Trust Department                                      251,695       215,996
  Financial Service Fees                                 18,429        17,992
  Other Income                                          242,956       328,954
  Gain on Sale of Other Real Estate Owned                     0       153,984
  Net Securities Gains/(Losses)                         (24,743)      101,988
     Total Noninterest Income                           696,106     1,056,463

NONINTEREST EXPENSE
  Salaries and Employee Benefits                      1,129,569     1,059,274
  Building Maintenance & Operations                     144,521       143,205
  FDIC Insurance                                         19,986        10,954
  Other Expenses                                        847,226       775,476
     Total Noninterest Expense                        2,141,302     1,988,909

INCOME BEFORE TAXES                                   1,156,522     1,514,796
  Income Taxes                                          330,000       470,355

NET INCOME                                           $  826,522    $1,044,441

Per Share Data:
  Net Income                                              $1.43         $1.81
  Dividends Declared                                      $ .50         $ .50

                UNION BANKSHARES COMPANY AND SUBSIDIARY
                 Consolidated Statements of Cash Flows
          For the Three Months Ended March 31, 2000 and 1999
                              (Unaudited)

                                                       2000           1999
Net Cash Flows Provided by Operating Activities:
  Net Income                                       $   826,522     $1,044,441
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                     101,125        114,906
     Provision for loan losses                          30,000         65,000
     Net securities (gains) losses                      24,743       (101,988)
     Net change in other assets                       (433,220)       250,977
     Net change in other liabilities                  (498,394)    (1,080,553)
     Net amortization of premium (accretion
       of discount) on investments                      17,647       (115,383)
     Net change in deferred loan origination fees       (6,574)         5,340
     Origination of loans held for sale               (722,100)    (5,761,775)
     Proceeds from loans held for sale                 805,463      8,133,261
     Total adjustments                                (681,310)     1,509,785
  Net cash provided by operating activities            145,212      2,554,226
Cash Flows From Investing Activities:
     Purchase of investments                        (1,051,671)   (22,277,459)
     Proceeds from sales of investments                954,940     13,444,543
     Proceeds from maturities of investments         1,689,123      7,189,813
     Net change in loans to customers                  773,752     (5,343,098)
     Capital expenditures                             (184,163)      (111,592)
   Net cash used in investing activities             2,181,981     (7,097,793)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other Borrowed Funds 8,619,629      2,255,000
     Net increase/(decrease) in deposits            (9,995,552)    (8,326,551)
     Proceeds from sale of Treasury Stock               52,705         59,020
     Dividends paid                                   (289,156)      (241,157)
Net cash used by financing activities               (1,612,374)    (6,253,688)
Net increase/(decrease) in cash and cash equivalents   714,820    (10,797,255)
Cash and cash equivalents at beginning of year       9,074,779     17,113,358
Cash and cash equivalents at end of period         $ 9,789,599   $  6,316,103

 Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                          2000          1999
Net increase as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                    (1,100,502)      924,538
     Deferred income/(expense) tax liability             356,251      (314,000)
Net unrealized gain on available for sale securities  $ (744,251)   $  610,538



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 2000 and 1999
(Unaudited)

                                                       ACCUMULATED
                                                          OTHER       SHARE-
            COMMON              TREASURY    RETAINED  COMPREHENSIVE  HOLDER'S
            STOCK    SURPLUS     STOCK      EARNINGS      INCOME      EQUITY
                                                          (LOSS)

Balance at December 31,
 1998    $7,279,925 $3,963,014 $(289,019) $16,623,766  $1,162,032  $28,739,718

Net income, three
 months ended March 31,
 1999             0          0         0    1,044,441           0    1,044,441
Change in net unrealized
 gain (loss) on available
 for sale securities, net
 of tax of
 $314,000         0          0         0            0    (610,538)    (610,538)
Total Comprehensive
 Income           0          0         0            0           0      334,158
Sale of 454 shares Treasury
 stock            0          0    59,020            0           0       59,020
Cash dividends
 declared         0          0         0     (241,157)          0     (241,157)
Balance at March 31,
 1999    $7,279,925 $3,963,014 $(229,999) $17,427,050  $  551,494  $28,991,484

Balance at December 31,
 1999    $7,279,925 $3,963,533 $(309,171) $18,837,028 $(2,128,324) $27,642,991

Net income, three months
 ended March 31,
 2000             0          0         0      826,522           0      826,522
Change in net unrealized gain
 (loss) on available for sale
 securities, net of tax
 of $356,251      0          0         0            0    (744,251)    (744,251)
Total Comprehensive
 Income           0          0         0            0           0       82.271
Sale of 488 shares Treasury
 stock            0          0    52,705            0           0       52,705
Cash dividends
 declared         0          0         0     (289,155)          0     (289,155)
Balance at March 31,
 2000    $7,279,925 $3,963,533 $(256,466) $19,374,395 $(2,872,575) $27,488,812


                Notes to Consolidated Financial Statements
                                 Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the three month period ended March 31, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares as of March 31, 2000 and 1999 were 578,165 and 482,199, respectively, and have been restated for 1999 to reflect a May 28, 1999 20% stock dividend.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 2000, and March 31, 1999, the following financial instruments, whose contract amounts represent credit risk, were outstanding.
                                                           March 31
                                                        (000's omitted)
                                                       2000          1999
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                    $6,648      $6,395
  B.   Credit card lines                                6,402       6,034
  C.   Secured real estate loans                        3,471       3,949
  D.   Other                                           17,572      19,744

2.   Financial Standby Letters of Credit:                  82         155

3.   Mortgages Transferred With Recourse:                   0           0



(D)  Regulatory Agencies

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, to the Bureau of Banking of the State of Maine.

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

(G)  Recent Accounting Developments

The Financial Accounting Standards Board recently issued the following Statements of Financial Accounting Standard (SFAS):

   SFAS No. 137   Accounting for Derivative Instruments and Hedging Activities

SFAS No. 137, which amends SFAS No. 133 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect this statement to have any material impact to its consolidated financial condition and results of operations.

SFAS No. 133, which establishes accounting and reporting standards for derivative instruments and for hedging activity, is effective for fiscal years beginning after June 15, 1999. The Company adopted SFAS No. 133 effective July 1, 1998. During the three-month periods ended March 31, 2000 and 1999, the Company did not hold any derivative instruments, and management does not expect to enter into derivative transactions in the near future. The effect of adopting SFAS No. 133 on the consolidated financial statements of the Company was limited to the transfer of securities from held to maturity to available for sale.

(H)   Recent Developments

As part of its efforts to broaden its community banking franchises and enhance shareholder value, the Company announced during the first quarter of 2000 that it is expanding into the neighboring Waldo, Knox and Lincoln market. A definitive merger agreement was signed to acquire all of the outstanding common stock of Mid-Coast Bancorp, Inc. ("Mid-Coast"), the holding company for Waldoboro Savings Bank. As a result, the savings bank, with assets of $78.0 million, will merge the operations of its four branch locations into Union's branch network. Under the terms of the agreement, the Company will pay $15.875 per share in cash for each of the 715,457 outstanding shares of Mid-Coast common stock. The aggregate purchase price is approximately $11.9 million, which includes exercising all outstanding stock options. The transaction, which will be accounted for under the purchase method and is subject to approval by Union's and Mid-Coast's shareholders and various regulatory agencies, is expected to close in the third quarter of 2000.


               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION

Earnings and Performance Overview

The following discussion and analysis focuses on the factors affecting Union Bankshares Company (The Company) financial condition at March 31, 2000 as compared to March 31, 1999.

Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on earning assets (primarily loans and investments) and interest expense (primarily deposits and borrowings). The Company's results are also affected by the provision for loan losses; noninterest income, including gains and losses on the sales of loans and securities; noninterest expenses; and income tax expense. Each of these major components of the Company's operating results is highlighted below.

Net Income

The Company reported for the first three months of 2000 net income of $826,522 versus $1,044,441 for the same period in 1999.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                                    March 31,
                                                 2000        1999
Earnings Per Share                               1.43        1.81
Return on Average Shareholders Equity            2.75%A      2.76%B
Return on Average Assets                         0.33%A      0.32%B
Return on Average Earning Assets                 0.36%A      0.34%B

A=annualized returns are: 11.00%, 1.32%, and 1.44%, respectively. B=annualized returns are: 11.04%, 1.28%, and 1.36%, respectively.

The decrease in net income for the first quarter of 2000 versus the first quarter in 1999 was not unexpected due to several events that occurred in the first three months of 1999, including one time gains on a sale of bank owned property and security gains realized on the Company's security portfolio.

As a result of narrowing margins (offset in part by overall loan growth during 1999), net interest income was up only $119,476 or 4.7% from the same period last year, due to margin compression and increased competition and pricing pressures in the Bank's immediate market area.

The decrease in noninterest income results primarily from one time events in 1999 which was a gain on the sale of other real estate owned of $153,984 and security gains of $101,988, offset by improvements in bankcard and trust fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses increased $152,393 from the same period in 1999 due to increased staffing and the expenses related to upgrading equipment and facilities.

During 2000, the Company is continuing to implement specific strategic priorities that will focus on growing the Bank and increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

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

Net interest income for the first quarter of 2000 was $2,631,718, up $119,476 or 4.7% over the same period in 1999.

The following table illustrates the bank's net interest spread position:

                                          Three Months Ended March 31,
                                                2000        1999

Yield on Earning Assets                         7.57%       7.65%
Cost of all Funds                               2.94%       2.93%
Net Interest Spread                             4.63%       4.72%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased $35,000 to $30,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 2000 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                            (000's Omitted)
                                                           Three Months Ended
                                                                 March 31,
                                                               2000       1999
1.  Nonaccrual Loans                                           1,600       635
2.  Loans past due 90 days & accruing                            360        73
3.  Restructured loans                                             0         0
4.  Other real estate owned (including insubstance foreclosure)    0         0
5.  Total nonperforming assets                                 1,960       708
6.  Ratio of total nonperforming loans to capital and the
     allowance for loan losses (Texas ratio)                    5.94%    2.30%
7.  Ratio of net chargeoffs to loans                           .0003%   .0002%
8.  Ratio of allowance for loan losses to loans                 2.06%    2.14%
9.  Coverage ratio (allowance for loan losses divided by
     nonperforming assets)                                    133.57%  349.15%
10. Ratio of nonperforming assets to total assets                .77%     .29%
11. Ratio of nonperforming loans to total loans                 1.55%     .61%

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

Noninterest income, excluding one time gains/(losses), decreased only $79,642 or 9.9% during the first quarter of 2000 versus 1999.

This decrease is primarily due to a decrease in loan department income of $92,758 or 60.0%. Offsetting factors were increases in credit card income of $21,339 or 18.5% and trust income of $35,699 or 16.5%.

Net security gains/(losses) amounted to ($24,743) and $101,988 for the three months ended March 31, 2000 and 1999, respectively.

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

Noninterest expenses increased $152,393 or 7.7% for the first quarter of 2000 versus the first quarter of 1999. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                   Tax Expense            Effective Rate
                                 2000      1999            2000    1999
Three Months Ended March 31,   $330,000   $470,355         28.5%   31.1%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1999 as provided on page 12 in the Bank's 1999 Annual Report. Data as of March 31, 2000 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                     SHAREHOLDERS' EQUITY
                                   Amount          Book Value
                                                   Per Share

March 31, 2000                  $27,488,812          $51.50
March 31, 1999                  $28,991,484          $48.13
December 31, 1999               $27,642,991          $51.48

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks.
At March 31, 2000, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at March 31, 2000 exceeded the minimums established by the Federal Reserve Board as follows:


                                                    Minimum Regulatory
                                      March 31, 2000   Requirements

Leverage Capital Ratio                    11.7             3.0%
Risk Based Ratio                          21.8             8.0%
Tier 1 Ratio                              20.5             4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 and $.41 for the first quarter of 2000 and 1999, respectively.

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

As of March 31, 2000, Union Trust Company is liability sensitive. The Bank remains liability sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of March 31, 2000, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 69%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 13% or 87% matched, and $76,247,000 in assets and $109,956,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                             March 31,
                                                      2000            1999
Net cash from operations                          $   145,212    $  2,554,226
Net cash from (used by) investing activities      $ 2,181,981    $ (7,097,793)
Net cash (used by) from financing activities      $(1,612,374)   $ (6,253,688)
Net increase (decrease)                           $   714,820    $(10,797,255)

BALANCE SHEET ANALYSIS

The Bank experienced an increase in loan demand during the first three months of 2000; the quality and strength of the balance sheet remains strong.

The following financial statistics give a general overview and profile of the Company:

                                         As of March 31,           Increase
                                       2000           1999        (Decrease)

Total Assets                       $255,576,761   $244,086,757   $ 11,490,004
Total Earnings Assets              $229,548,604   $229,401,571   $    147,033
Loans                              $126,840,879   $115,732,618   $ 11,108,261
Assets AFS at Market               $101,051,741   $111,742,380   $(10,690,639)
Assets Held to Maturity            $  4,232,912   $  4,372,358   $   (139,446)
Deposits                           $182,852,282   $179,702,465   $  3,149,817
Borrowings and Sweep
  Repurchase Agreements            $ 40,211,302   $ 30,240,716   $  9,970,586
Capital                            $ 27,488,812   $ 28,991,484   $ (1,502,672)

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $10,830,085 to $105,284,653 or 41.2% of total assets as of March 31, 2000, as compared to 47.6% at March 31, 1999. A portion of this decrease is due to the reclassification of $4,965,343 in Assets AFS - Loans which were previously held in this section of the balance sheet. These were moved into the mortgage loan portfolio on July 15, 1999.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth during the first quarter of 2000 and thus the Bank experienced an increase of $11,108,261 or 9.6% at March 31, 2000 versus March 31, 1999. A portion of this increase is due to the reclassification of $4,965,343 in Assets AFS - Loans which were previously held in the investment section of the balance sheet. These were moved into the mortgage loan portfolio on July 15, 1999. There has been a slight change in the Company's loan mix and as of March 31, 2000, the loan portfolio remains diversified, posting growth primarily in consumer real estate loans of some $13,857,000 or 36.5% from March 31, 1999 and totaling 40.9% and 32.8% of total loans for March 31, 2000 and March 31, 1999, respectively. Commercial real estate loans were 29.3%, loans to individuals for household, family and other personal expenditures were 16.9%, commercial loans accounted for 6.0% and 6.9% was invested in municipal loans at March 31, 2000.

It should be pointed out that the Bank has sold and serviced $60,785,943 of real estate loans and $2,265,477 of commercial mortgages and has over $511,101 of loans held for sale at March 31, 2000.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 2000.

The Bank's loan to deposit ratio was 69.4% and the allowance for loan losses 2.06% of total loans at March 31, 2000.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.


DEPOSITS

Total deposits increased $3,149,817, or 1.8% over the comparable period in 1999, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.87% of its deposit base.

BORROWINGS AND SWEEP REPURCHASE AGREEMENTS

Total advances from the Federal Home Bank increased $5,745,000 or 25.3% over the comparable period in 1999, primarily to fund new loan originations for 2000.

Sweep repurchase agreements totaling $11,760,052 as of March 31, 2000 versus $7,534,466 as of March 31, 1999 increased $4,225,586 or 56.1%. The increase was primarily due to competitive rates and account features.

YEAR 2000 READINESS

As of December 31, 1999, the Bank experienced no significant operational or financial impact from the year 2000 transition. Union Trust, recognizing the importance of this issue, started working on this problem several years ago. The Company adopted a plan of action back in 1997 to minimize the risks to the Company's operations and financial condition posed by the Year 2000 event. The plan included the formation of a Technology Steering Committee to assess, monitor and review vendor compliance and certification. The committee's charter also called for it to identify clearly all systems and equipment used in the day to day operations of the Company that might be affected and to oversee the remediation of any date recognition problems thus identified.

During 1999 and 1998, guided by the stringent requirements of federal and state banking regulators and a comprehensive plan of action developed by the Technology Steering Committee, the Company completed the assessment phase, identified mission critical systems, tested all those internal systems and worked on contingency plans. It has also taken steps to verify that all third party vendors, suppliers and other related business parties are adequately prepared for the Year 2000. Primarily for operational reasons, Union Trust replaced its mainframe operating system in 1995. As of December 31, 1999, Union Trust met the Federal Financial Institutions Examination Council's (FFIEC) required time frames for compliance, and the Company's efforts have been examined by the bank regulators. The Company also embarked upon an awareness program to educate its employees and customers regarding Year 2000 issues. During 1998, the Company participated in several seminars to educate the public about this issue. The Company also hosted discussion groups with area professionals to review potential areas of concern. During 1999, the Bank joined an inter bank Y2K group to address the issues of the Year 2000 event, in particular, addressing cash reserves, security and customer communication and public seminars.

The Company has estimated that the total costs directly relating to fixing Year 2000 issues, such as hardware purchases, software modification and system testing, will not have a material effect on the performance of the Company. The Company estimates that the total costs for evaluation, remediation and testing have amounted to as much as $110,000, of which $85,000 and $25,000 was expensed in 1999 and 1998, respectively. In addition, it is estimated that approximately 3,500 employee-hours were utilized during the period for related activities, which are not reflected in the above figures.

Management believes the Company has and will continue to adequately address the Year 2000 event and that testing will be conducted throughout the organization during year 2000 to minimize any potential adverse effects on the Company and its customers.

                                  PART II

Item 1:     N/A

Item 2:     N/A

Item 3:     N/A

Item 4:     N/A

Item 5:     N/A

Item 6:     Exhibits and Reports on Form 8-K

            A.   Non-Applicable

            B.   Reports on Form 8-K

Union Bankshares Company filed a current report on Form 8-K dated March 31, 2000 disclosing under Item 5 that Union Trust Company has reached an agreement to acquire Waldoboro Savings Bank.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


May 9, 2000

                              Sally J. Hutchins, Vice President /Treasurer