Form 10-Q
period 2000-06-30
UNION BANKSHARES CO/ME
filed 2000-08-11
CIK 745083

1

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at June 30, 2000
(Common stock, $12.50 Par Value)                  577,466

                         UNION BANKSHARES COMPANY

                            INDEX TO FORM 10-Q

PART I         Financial Information                                Page No.

Item l: Financial Statements

        Independent Accountants' Report                                 3

        Condensed Consolidated Balance Sheets -                         4
        June 30, 2000, June 30, 1999, December 31, 1999

        Condensed Consolidated Statements of Income -                  5-6
        six months ended June 30, 2000 and June 30, 1999
        three months ended June 30, 2000 and June 30, 1999

        Condensed Consolidated Statements of Cash Flows -               7
        six months ended June 30, 2000 and June 30, 1999

        Consolidated Statement of Changes in Shareholders' Equity       9
        six months ended June 30, 2000 and 1999

        Notes to Consolidated Financial Statements                    10-12

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           13-20

PART II Other Information

        Item 1:   Legal Proceedings                                    20

        Item 2:   Changes in Securities                                20

        Item 3:   Defaults Upon Senior Securities                      20

        Item 4:   Submission of Matters to a Vote of Security Holders  20

        Item 5:   Other Information                                    20

        Item 6:   Exhibits and Reports on Form 8-K                     20

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2000, and for the three- and six-month period then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
August 4, 2000



                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                        June 30       June 30    December 31
                                          2000          1999         1999
                                      (Unaudited)   (Unaudited)   (Audited)*

ASSETS
Cash and due from banks              $  9,827,250  $  6,540,437 $  9,035,081
Federal funds sold                         42,078     2,438,195       39,698
Cash and cash equivalents               9,869,328     8,978,632    9,074,779
Available for sale securities          95,315,872   105,531,391  100,309,096
Held to maturity securities, at cost    4,260,070     4,293,731    4,236,504
Other investment securities, at cost    3,557,700     3,557,700    3,557,700
Loans (net of unearned discount)      138,060,361   114,860,050  127,649,151
Less:  Allowance for loan losses        2,538,331     2,390,459    2,629,472
Net Loans                            $135,522,030  $112,469,591 $125,019,679

Premises, furniture & equip net         3,512,983     2,627,085    2,987,572
Deferred tax asset on unrealized gains  1,418,679       530,171    1,095,184
Acquisition costs                         414,094             0            0
CSV life insurance                      6,349,919             0    6,231,251
Other assets                            5,543,069     6,116,871    5,337,900
Total Assets                         $265,763,744  $244,105,172 $257,849,665

LIABILITIES
Deposits:
  Demand                             $ 23,008,331  $ 21,271,396 $ 25,368,731
  Savings                              88,667,000    86,891,992   92,067,463
  Time                                 75,959,820    76,742,829   75,411,640
Total Deposits                        187,635,151   184,906,217  192,847,834
Borrowed Funds                         35,411,250    20,451,250   18,451,250
Sweep Repurchase                       10,015,393     6,512,544   13,140,423
Accrued Expenses & Other Liabilities    4,862,173     4,466,670    5,767,167
Total Liabilities                    $237,923,967  $216,336,681 $230,206,674

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.  Authorized
 1,200,000 shares, issued 582,394 shares
 in 2000 and 1999                    $  7,279,925  $  7,279,925 $  7,279,925
Surplus                                 3,963,533     3,963,432    3,963,533
Retained Earnings                      19,712,149    17,765,560   18,837,028
Net Unrealized Gain/(Loss) on
 Securities Available for Sale         (2,774,105)     (929,959)  (2,128,324)
Less:  Treasury Stock                     341,725       310,467      309,171
Total Shareholders' Equity           $ 27,839,777  $ 27,768,491 $ 27,642,991
Total Liabilities & Shareholders'
 Equity                              $265,763,744  $244,105,172 $257,849,665

*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.

                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                  Six Months Ended - June 30,
                                                       2000          1999
INTEREST INCOME
  Interest and Fees on Loans                        $5,320,814    $4,745,568
  Interest and Fees on Municipal Loans and Bonds       503,733       492,127
  Interest and Dividends on Securities               3,136,412     3,180,650
  Interest on Federal Funds Sold                        18,171       117,189
  Amortization & Accretion - Net                          (399)      (63,218)
     Total Interest Earned                           8,978,731     8,472,316

INTEREST EXPENSE
  Interest on Deposits                               2,758,002     2,795,771
  Interest on Funds Purchased/Borrowed               1,028,165       698,086
    Total Interest Expense                           3,786,167     3,493,857

NET INTEREST INCOME                                  5,192,564     4,978,459
  Provision for Loan Losses                             75,000       110,000

NET INTEREST INCOME AFTER LOAN PROVISION             5,117,564     4,868,459

NONINTEREST INCOME
  Exchange, Commission & Fees                          439,598       467,332
  Trust Department                                     543,640       433,548
  Financial Service Fees                                35,328        34,118
  Other Income                                         524,523       668,586
  Gain on Sale of Other Real Estate Owned                    0       153,984
  Net Securities Gains/(Losses)                        (43,914)       42,709
     Total Noninterest Income                        1,499,175     1,800,277

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     2,482,288     2,265,008
  Building Maintenance & Operations                    274,678       283,026
  FDIC Insurance                                        29,189        16,061
  Other Expenses                                     1,800,569     1,622,874
     Total Noninterest Expense                       4,586,724     4,186,969

INCOME BEFORE TAXES                                  2,030,015     2,481,767
  Income Taxes                                         577,000       776,355

NET INCOME                                          $1,453,015    $1,705,412

Per Share Data:
  Net Income                                             $2.51         $3.10
  Dividends Declared                                     $ .50         $ .50

                         UNION BANKSHARES COMPANY
                Condensed Consolidated Statements of Income
                                (UNAUDITED)

                                                 Three Months Ended - June 30,
                                                       2000          1999
INTEREST INCOME
  Interest and Fees on Loans                        $2,716,932    $2,347,967
  Interest and Fees on Municipal Loans and Bonds       263,019       267,060
  Interest and Dividends on Securities               1,557,055     1,593,204
  Interest on Federal Funds Sold                         6,695        30,054
  Amortization & Accretion - Net                         3,396       (27,592)
     Total Interest Earned                           4,547,097     4,210,693

INTEREST EXPENSE
  Interest on Deposits                               1,402,123     1,387,389
  Interest on Funds Purchased/Borrowed                 584,128       357,087
    Total Interest Expense                           1,986,251     1,744,476

NET INTEREST INCOME                                  2,560,846     2,466,217
  Provision for Loan Losses                             45,000        45,000

NET INTEREST INCOME AFTER LOAN PROVISION             2,515,846     2,421,217

NONINTEREST INCOME
  Exchange, Commission & Fees                          231,829       229,783
  Trust Department                                     291,945       217,552
  Financial Service Fees                                16,899        16,126
  Other Income                                         281,567       341,499
  Net Securities Losses                                (19,171)      (61,146)
     Total Noninterest Income                          803,069       743,814

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,352,719     1,205,734
  Building Maintenance & Operations                    130,157       139,821
  FDIC Insurance                                         9,203         5,107
  Other Expenses                                       953,343       847,398
     Total Noninterest Expense                       2,445,422     2,198,060

INCOME BEFORE TAXES                                    873,493       966,971
  Income Taxes                                         247,000       306,000

NET INCOME                                          $  626,493    $  660,971

Per Share Data:
  Net Income                                             $1.08         $1.20
  Dividends Declared                                     $ .50         $ .50

                  UNION BANKSHARES COMPANY AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
              For the Six Months Ended June 30, 2000 and 1999

                                                       2000          1999
Net Cash Flows Provided by Operating Activities:
Net Income                                         $1,453,015     $1,705,412
 Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                        229,186        228,906
 Provision for loan losses                             75,000        110,000
 Disposals                                             33,526         27,066
 Net securities (gains) losses                         43,914        (42,709)
 Net change in other assets                          (964,502)      (649,297)
 Net change in other liabilities                     (669,243)    (2,995,607)
 Net amortization of premium (accretion
  of discount) on investments                          25,877       (102,782)
 Net change in deferred loan origination fees           1,291          3,528
 Origination of loans held for sale                (2,022,065)   (14,100,581)
 Proceeds from loans held for sale                  2,454,329     15,730,147
 Total adjustments                                   (792,687)    (1,791,329)
 Net cash provided (used) by operating activities     660,328        (85,917)
Cash Flows From Investing Activities:
 Purchase of securities available for sale         (3,031,053)   (40,384,868)
 Purchase of securities held to maturity              (50,000)    (1,022,954)
 Proceeds from sales of securities
  available for sale                                2,830,309     31,920,529
 Proceeds from sales of securities held to maturity         0              0
 Proceeds from maturities of securities
  available for sale                                3,720,641      9,895,537
 Proceeds from maturities of securities
   held to maturity                                    19,250         75,000
 Net change in loans to customers                 (10,578,642)    (4,595,324)
 Capital expenditures                                (788,123)      (229,282)
 Net cash used in investing activities             (7,877,618)    (4,341,362)
Cash Flows From Financing Activities:
 Net increase in other Borrowed Funds              13,834,970              0
 Net increase/(decrease) in demand,
  savings and money market accounts                (6,103,946)       524,261
 Net increase/(decrease) in time deposits             891,263     (3,647,060)
 Purchase of Treasury Stock                           (85,259)       (80,468)
 Proceeds from sale of Treasury Stock                  52,705         59,020
 Dividends paid                                      (577,894)      (563,200)
 Net cash provided/(used) by financing activities   8,011,839     (3,707,447)
Net increase/(decrease) in cash and cash equivalents  794,549     (8,134,726)
Cash and cash equivalents at beginning of period    9,074,779     17,113,358
Cash and cash equivalents at end of period         $9,869,328     $8,978,632

   Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                        2000          1999
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                    969,276     (3,169,683)
     Deferred income/(expense) tax liability         (323,495)     1,077,692
Net unrealized gain/(loss) on
  available for sale securities                      $645,781    $(2,091,991)


UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 2000 and 1999

                                                      ACCUMULATED
                                                         OTHER       SHARE-
           COMMON              TREASURY    RETAINED  COMPREHENSIVE  HOLDERS'
           STOCK    SURPLUS      STOCK     EARNINGS      INCOME      EQUITY
                                                         (LOSS)

Balance at December 31,
 1998    $7,279,925 $3,963,432 $(289,019) $16,623,348  $1,162,032  $28,739,718

Net income, June 30,
 1999             0          0         0    1,705,412           0    1,705,412
Change in net unrealized
 gain (loss) on available
 for sale securities,
 net of tax of
 $1,077,692       0          0         0            0  (2,091,991)  (2,091,991)
Net Comprehensive
 Loss             0          0         0    1,705,412  (2,091,991)    (386,579)
Sale of 454 shares
 Treasury stock   0          0    59,020            0           0       59,020
Repurchase of 726 shares
 Treasury stock   0          0   (80,468)           0           0      (80,468)
Cash dividends
 declared         0          0         0     (563,200)          0     (563,200)
Balance at June 30,
 1999    $7,279,925 $3,963,432 $(310,467) $17,765,560   ($929,959) $27,768,491

Balance at December 31,
 1999    $7,279,925 $3,963,533 $(309,171) $18,837,028 ($2,128,324) $27,642,991

Net income, June 30,
 2000             0          0         0    1,453,015           0    1,453,015
Change in net unrealized gain
 (loss) on available for sale
 securities, net of tax
 of $(323,495)    0          0         0            0    (645,781)    (645,781)
Total Comprehensive
 Income           0          0         0    1,453,015    (645,781)     807,234
Sale of 488 shares
 Treasury stock   0          0    52,705            0           0       52,705
Repurchase of 870 shares
 Treasury stock   0          0   (85,259)           0           0      (85,259)
Cash dividends
 declared         0          0         0     (577,894)          0     (577,894)
Balance at June 30,
 2000    $7,279,925 $3,963,533 $(341,725) $19,712,149 ($2,774,105) $27,839,777


                Notes to Consolidated Financial Statements
                                 Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company and its subsidiary (Union Trust Company) for the six month period ended June 30, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares for the six months ended June 30, 2000 and 1999 were 577,961 and 550,111, respectively, and have been restated for 1999 to reflect a May 28, 1999 20% stock dividend.

(C)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 2000, and June 30, 1999, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                               June 30
                                                           (000's omitted)
                                                            2000      1999
1.  Unused Commitments:

  A.   Revolving, open-end lines secured by
        1-4 family residential properties,
        e.g., Home Equity lines                             $6,543   $6,384
  B.   Credit card lines                                     6,453    6,137
  C.   Secured real estate loans                             6,074    4,422
  D.   Other                                                18,318   19,513

2.   Financial Standby Letters of Credit:                       82      165

(D)  Regulatory Agencies

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank the Bureau of Banking of the State of Maine.

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

(G)  Recent Accounting Developments

The Financial Accounting Standards Board recently issued the following Statement of Financial Accounting Standards (SFAS):

  SFAS No. 137   Accounting for Derivative Instruments and Hedging Activities
  SFAS No. 138   Accounting for Certain Derivative Instruments and Certain
                   Hedging Activities

SFAS No. 137 and 138, which amend SFAS No. 133 and establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect these statements to have any material impact to its consolidated financial condition and results of operations.

SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activity. The Company adopted SFAS No. 133 effective July 1, 1998. During the six-month periods ended June 30, 2000 and 1999, the Company did not hold any derivative instruments, and management does not expect to enter into derivative transactions in the near future. The effect of adopting SFAS No. 133 on the consolidated financial statements of the Company was limited to the transfer of securities from held to maturity to available for sale.

(H) Recent Developments

As part of its efforts to broaden its community banking franchises and enhance shareholder value, the Company announced during the first quarter of 2000 that it is expanding into the neighboring Waldo, Knox and Lincoln market. A definitive merger agreement was signed to acquire all of the outstanding common stock of Mid-Coast Bancorp, Inc. ("Mid-Coast"), the holding company for Waldoboro Savings Bank. As a result, the savings bank, with assets of $78.0 million, will merge the operations of its four branch locations into Union's branch network. Under the terms of the agreement, the Company will pay $15.875 per share in cash for each of the 715,457 outstanding shares of Mid-Coast common stock. The aggregate purchase price is approximately $11.9 million, which includes exercising all outstanding stock options. The transaction, which will be accounted for under the purchase method, is expected to close in the third quarter of 2000. The transaction has been approved by the Company's and Mid-Coast's shareholders and is subject to approval by various regulatory agencies.

               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATION

Earnings and Performance Overview

The following discussion and analysis focuses on the factors affecting Union Bankshares Company (The Company) financial condition at June 30, 2000 as compared to June 30, 1999.

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

Net Income

The Company reported net income for the three months ended June 30, 2000 of $626,493 versus $660,971 for the same period in 1999, and net income for the first six months of 2000 of $1,453,015 versus $1,705,412 for the same period in 1999.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                                      June 30,
                                                  2000        1999
Earnings Per Share                               2.51        2.95
Return on Average Shareholders Equity            4.90%A      6.27%B
Return on Average Assets                         0.57%A      0.72%B
Return on Average Earning Assets                 0.59%A      0.77%B

A=annualized returns are:    9.80%, 1.14%, and 1.18%, respectively.
B=annualized returns are:   12.54%, 1.44%, and 1.54%, respectively.

The decrease in net income for the three and six months ended June 30, 2000 versus the same periods in 1999 was not unexpected due to several events that occurred in the first six months of 1999, including one time gains on a sale of bank owned property and security gains realized on the Company's security portfolio.

As a result of narrowing margins, (offset in part by overall loan growth during 2000), net interest income for the second quarter of 2000 and for the first six months of 2000 was up a modest $94,629 or 3.8% and $214,105 or 4.3%, respectively, from the same periods last year, due to margin compression and increased competition and pricing pressures in the Bank's immediate market area.

The decrease in noninterest income results primarily from one time events in 1999 which was a gain on the sale of other real estate owned of $153,984 and security gains of $101,988, offset by improvements in bankcard and trust fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses, for the second quarter of 2000 and the six months ended June 30, 2000 increased $247,362 and $399,755, respectively, from the same periods in 1999 due to increased staffing and the expenses related to upgrading equipment and facilities.

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

Net interest income for the second quarter of 2000 was $2,560,846, up a modest $94,629 or 3.8% and for the first six months of 2000 was $5,192,564, up $214,105 or 4.3% over the same periods in 1999.

The following table illustrates the bank's net interest spread position:

                                            Six Months Ended June 30,
                                                 2000        1999

Yield on Earning Assets                         7.84%       7.53%
Cost of all Funds                               3.21%       2.89%
Net Interest Margin                             4.63%       4.64%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six month period ended June 30, 2000 decreased $35,000 to $75,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 2000 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, an estimation of potential loss exposure was made and an allowance allocated.
The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                       (000's Omitted)
                                                       Six Months Ended
                                                           June 30,
                                                       2000         1999
1.  Nonaccrual Loans                                    1,467        515
2.  Loans past due 90 days & accruing                     351        122
3.  Restructured loans                                      0          0
4.  Other real estate owned (including
      insubstance foreclosure)                              0          0
5.  Total nonperforming assets                          1,818        637
6.  Ratio of total nonperforming loans
      to capital and the allowance for
      loan losses (Texas ratio)                          5.48       2.11
7.  Ratio of net chargeoffs to loans                      .0012      .0013
8.  Ratio of allowance for loan losses to loans          1.84       2.08
9.  Coverage ratio (allowance for loan losses
      divided by nonperforming assets)                 139.60     375.27
10. Ratio of nonperforming assets to total assets         .68        .26
11. Ratio of nonperforming loans to total loans           .68        .26

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

Noninterest income, excluding one time gains/(losses), increased $17,280 or 2.1% and decreased $62,362 or 3.8% for the three and six months ended June 30, 2000 over the same periods in 1999. This decrease is primarily due to a decrease in loan department income of $153,211 or 45.9%. Offsetting factors were increases in trust income of $110,092 or 25.4% and credit card income of $36,860 or 15.8%.

Net security gains/(losses) amounted to $(19,171) and $(43,914) for the three and six months ended June 30, 2000 compared to $(61,146) and $40,842 for the same periods in 1999.

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

Noninterest expenses increased $247,362 or 11.2% and $399,755 or 9.5% for the three and six months ended June 30, 2000 over the same periods in 1999. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities.

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

The status of the Bank's income tax expense is as follows:

                                  Tax Expense              Effective Rate
                                2000      1999              2000    1999
Six Months Ended June 30,     $577,000  $776,355            28.4%   31.3%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1999 as provided on page 12 in the Bank's 1999 Annual Report. Data as of June 30, 2000 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                   SHAREHOLDERS' EQUITY
                                  Amount          Book Value
                                                   Per Share

June 30, 2000                   $27,839,777          $48.17
June 30, 1999                   $27,768,491          $48.06
December 31, 1999               $27,642,991          $51.50

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state- chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 2000, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at June 30, 2000 exceeded the minimums established by the Federal Reserve Board as follows:




                                                    Minimum Regulatory
                                      June 30, 2000    Requirements

Leverage Capital Ratio                    11.6             3.0%
Risk Based Ratio                          20.9             8.0%
Tier I Ratio                              19.6             4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the second quarter of 2000 and 1999, respectively.

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

As of June 30, 2000, Union Trust Company is liability sensitive. The Bank remains liability sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of June 30, 2000, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 67%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 15% or 85% matched, and $80,367,000 in assets and $119,610,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                             June 30,
                                                       2000           1999
Net cash from operations                           $   660,328    $      (499)
Net cash used by investing activities              $(7,877,618)   $(4,426,780)
Net cash from (used by) financing activities       $ 8,011,839    $(3,707,447)
Net increase (decrease)                            $   794,549    $(8,134,726)

BALANCE SHEET ANALYSIS

Total assets increased $7,814,000 or 3.03% for the first six months of 2000 primarily due to increased loan volume of some $10,502,000 or 8.40% offset by a decrease in securities of $4,970,000, a decrease in deposits of $5,213,000 and an increase in borrowings of $16,960,000 to fund loan growth in 2000.

The following financial statistics give a general overview and profile of the Company:

                                         As of June 30,            Increase
                                     2000            1999         (Decrease)

Total Assets                     $265,763,744    $244,105,172    $ 21,658,572
Total Earnings Assets            $238,697,750    $228,290,607    $ 10,407,143
Loans                            $135,522,030    $112,469,591    $ 23,052,439
Assets AFS at Market             $ 98,873,572    $109,089,091    $(10,215,519)
Assets Held to Maturity          $  4,260,070    $  4,293,731    $    (33,661)
Deposits                         $187,635,151    $184,906,217    $  2,728,934
Borrowings and Sweep Repurchase
  Agreements                     $ 45,426,643    $ 26,963,794    $ 18,462,849
Capital                          $ 27,839,777    $ 27,768,491    $     71,286

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $10,249,180 to $103,133,642 or 38.8% of total assets as of June 30, 2000, as compared to 46.4% at June 30, 1999. A portion of this decrease is due to the reclassification of $4,965,343 in Assets AFS - Loans which were previously held in this section of the balance sheet. These were moved into the mortgage loan portfolio on July 15, 1999.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth during the second quarter of 2000 and thus the Bank experienced an increase of $23,052,439 or 20.5% at June 30, 2000 versus June 30, 1999. A portion of this increase is due to the reclassification of $4,965,343 in Assets AFS - Loans which were previously held in the investment section of the balance sheet. These were moved into the mortgage loan portfolio on July 15, 1999. There has been a slight change in the Company's loan mix and as of June 30, 2000, the loan portfolio remains diversified, posting growth primarily in consumer real estate loans of $18,361,334 or 48.2% from June 30, 1999 and totaling 40.9% and 33.2% of total loans for June 30, 2000 and June 30, 1999, respectively. Commercial real estate loans were 27.2%, loans to individuals for household, family and other personal expenditures were 16.4%, commercial loans accounted for 7.0% and 8.5% was invested in municipal loans at June 30, 2000.

It should be pointed out that the Bank has sold and serviced $60,419,403 of real estate loans and $2,250,835 of commercial mortgages and has over $162,200 of loans held for sale at June 30, 2000.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at June 30, 2000.

The Bank's loan to deposit ratio was 72.2% and the allowance for loan losses 1.84% of total loans at June 30, 2000.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits increased $2,728,934, or 1.5% over the comparable period in 1999, primarily due to competitive interest rates on products offered and an active calling program. The proportion of interest bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 6.44% of its deposit base.

BORROWINGS AND SWEEP REPURCHASE AGREEMENTS

Total advances from the Federal Home Bank increased $14,960,000 or 73.1% over the comparable period in 1999, primarily to fund new loan originations for 2000.

Sweep repurchase agreements totaling $10,015,393 as of June 30, 2000 versus $6,512,544 as of June 30, 1999 increased $4,225,586 or 56.1%. The increase was primarily due to competitive rates and account features.

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

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


August 10, 2000

                              Sally J. Hutchins, Vice President /Treasurer