Form 10-Q
period 2000-09-30
UNION BANKSHARES CO/ME
filed 2000-11-14
CIK 745083

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000

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

          Class                     Outstanding at September 30, 2000
(Common stock, $12.50 Par Value)                  577,466

                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-Q

PART 1    Financial Information                                     Page No.

   Item 1 Financial Statements

     Independent Accountants' Report                                    3

     Condensed Consolidated Balance Sheets -
     September 30, 2000, September 30, 1999 and December 31, 1999       4

     Condensed Consolidated Statements of Income -
     nine months ended September 30, 2000 and September 30, 1999
     three months ended September 30, 2000 and September 30, 1999      5-6

     Condensed Consolidated Statements of Cash Flows -
     nine months ended September 30, 2000 and September 30, 1999        7

     Consolidated Statement of Changes in Shareholders' Equity -
     nine months ended September 30, 2000 and September 30, 1999        9

     Notes to Consolidated Financial Statements                       10-12

   Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   13-21

PART II   Other Information

   Item 1:   Legal Proceedings                                         21

   Item 2:   Changes in Securities                                     21

   Item 3:   Defaults Upon Senior Securities                           21

   Item 4:   Submission of Matters to a Vote of Security Holders       21

   Item 5:   Other Information                                         21

   Item 6:   Exhibits and Reports on Form 8-K                          21


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Union Bankshares Company


We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2000, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
November 7, 2000


                 UNION BANKSHARES COMPANY AND SUBSIDIARY
                  CONDENSED CONSOLIDATED BALANCE SHEET

                                     September 30  September 30   December 31
                                         2000          1999          1999
                                     (Unaudited)    (Unaudited)    (Audited)*

ASSETS
Cash and due from banks              $ 12,725,682  $  9,526,972  $  9,035,081
Federal funds sold                      3,058,131    13,544,460        39,698
Cash and cash equivalents              15,783,813    23,071,432     9,074,779
Available for sale securities         103,728,991   104,680,727   100,309,096
Held to maturity securities, at cost    4,154,661     4,290,102     4,236,504
Other investment securities, at cost    4,468,350     3,557,700     3,557,700
Loans (net of unearned discount)      207,404,260   122,915,738   127,649,151
Less: Allowance for loan losses         3,189,012     2,557,322     2,629,472
Net Loans                            $204,215,248  $120,358,416  $125,019,679

Premises, furniture & equip, net        5,484,620     2,991,755     2,987,572
Deferred tax asset                      1,130,083       878,184     1,095,184
CSV life insurance                      6,409,253       576,806     6,231,251
Core deposit intangible                   319,115             0             0
Goodwill                                6,749,350             0             0
Other assets                            6,427,592     4,955,855     5,337,900
Total Assets                         $358,871,076  $265,360,977  $257,849,665

LIABILITIES
Deposits:
  Demand                             $ 32,685,066  $ 26,708,670  $ 25,368,731
  Savings                             118,836,796    94,479,666    92,067,463
  Time                                109,858,272    76,771,273    75,411,640
Total Deposits                        261,380,134   197,959,609   192,847,834
Borrowed Funds                         46,416,250    25,451,250    18,451,250
Sweep Repurchase                       16,361,133     9,373,977    13,140,423
Accrued Expenses & Other Liabilities    5,574,978     5,028,081     5,767,167
Total Liabilities                    $329,732,495  $237,812,917  $230,206,674

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.  Authorized
 1,200,000 shares, issued 582,394 shares
 in 2000 and 1999.                   $  7,279,925  $  7,279,925  $  7,279,925
Surplus                                 3,963,534     3,963,432     3,963,533
Retained Earnings                      20,151,151    18,274,739    18,837,028
Net Unrealized Gain/(Loss) on Securities
  Available for Sale                   (1,914,302)   (1,659,569)   (2,128,324)
Less:   Treasury Stock                   (341,727)     (310,467)     (309,171)
Total Shareholders' Equity           $ 29,138,581  $ 27,548,060  $ 27,642,991
Total Liabilities &
  Shareholders' Equity               $358,871,076  $265,360,977  $257,849,665

*Condensed from audited financial statements

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.

                        UNION BANKSHARES COMPANY
               Condensed Consolidated Statements of Income
                               (UNAUDITED)

                                            Nine Months Ended - September 30,
                                                     2000          1999
INTEREST INCOME
  Interest and Fees on Loans                     $ 8,634,107   $ 7,172,582
  Interest and Fees on Municipal Loans and Bonds     783,463       762,094
  Interest and Dividends on Securities             4,727,002     4,761,201
  Interest on Federal Funds Sold                      52,037       181,724
  Amortization & Accretion - Net                       1,438       (54,924)
     Total Interest Earned                        14,198,047    12,822,677

INTEREST EXPENSE
  Interest on Deposits                             4,472,605     4,197,985
  Interest on Funds Purchased/Borrowed             1,796,700     1,063,456
     Total Interest Expense                        6,269,305     5,261,441

NET INTEREST INCOME                                7,928,742     7,561,236
  Provision for Loan Losses                          176,000       155,000

NET INTEREST INCOME AFTER LOAN PROVISION           7,752,742     7,406,236

NONINTEREST INCOME
  Exchange, Commission & Fees                        678,755       707,317
  Trust Department                                   850,627       661,383
  Financial Service Fees                              53,371        52,062
  Other Income                                       964,684     1,079,053
  Gain on Sale of Other Real Estate Owned                  0       153,984
  Net Securities Losses                              (43,691)      (17,595)
     Total Noninterest Income                      2,503,746     2,636,204

NONINTEREST EXPENSE
  Salaries and Employee Benefits                   3,735,662     3,365,363
  Building Maintenance & Operations                  406,460       413,018
  FDIC Insurance                                      41,813        21,414
  Other Expenses                                   2,961,346     2,620,779
     Total Noninterest Expense                     7,145,281     6,420,574

INCOME BEFORE TAXES                                3,111,207     3,621,866
  Income Taxes                                       931,000     1,118,355

NET INCOME                                       $ 2,180,207   $ 2,503,511

Per Share Data:
  Net Income                                           $3.77         $4.33
  Dividends Declared                                   $ .50         $ .50

                        UNION BANKSHARES COMPANY
               Condensed Consolidated Statements of Income
                               (UNAUDITED)

                                              Three Months Ended-September 30,
                                                       2000         1999
INTEREST INCOME
  Interest and Fees on Loans                        $3,313,293   $2,427,014
  Interest and Fees on Municipal Loans and Bonds       279,730      269,967
  Interest and Dividends on Securities               1,590,590    1,580,551
  Interest on Federal Funds Sold                        33,866       64,535
  Amortization & Accretion - Net                         1,837        8,294
     Total Interest Earned                           5,219,316    4,350,361

INTEREST EXPENSE
  Interest on Deposits                               1,714,603    1,402,214
  Interest on Funds Purchased/Borrowed                 768,535      365,370
     Total Interest Expense                          2,483,138    1,767,584

NET INTEREST INCOME                                  2,736,178    2,582,777
  Provision for Loan Losses                            101,000       45,000

NET INTEREST INCOME AFTER LOAN PROVISION             2,635,178    2,537,777

NONINTEREST INCOME
  Exchange, Commission & Fees                          239,157      239,985
  Trust Department                                     306,987      227,835
  Financial Service Fees                                18,043       17,944
  Other Income                                         440,161      410,467
  Net Securities Gains/(Losses)                            223      (60,304)
     Total Noninterest Income                        1,004,571      835,927

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,253,374    1,100,355
  Building Maintenance & Operations                    131,782      129,992
  FDIC Insurance                                        12,624        5,353
  Other Expenses                                     1,160,777      997,905
     Total Noninterest Expense                       2,558,557    2,233,605

INCOME BEFORE TAXES                                  1,081,192    1,140,099
  Income Taxes                                         354,000      342,000

NET INCOME                                          $  727,192   $  798,099

Per Share Data:
  Net Income                                             $1.26        $1.38
  Dividends Declared                                     $ .50        $ .50

                 UNION BANKSHARES COMPANY AND SUBSIDIARY
                  Consolidated Statements of Cash Flows
          For the Nine Months Ended September 30, 2000 and 1999

                                                      2000           1999
Net Cash Flows Provided by Operating Activities:
  Net Income                                       $2,180,207     $2,503,511
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                    370,332        343,321
     Provision for loan losses                        176,000        155,000
     Disposals                                        183,639         27,996
     Net securities losses                             43,691         17,595
     Net change in other assets                    (1,349,519)      (507,248)
     Net change in other liabilities                 (724,790)     1,884,521
     Net amortization of premium (accretion of
       discount) on investments                        (1,438)        54,924
     Net change in deferred loan origination fees     (95,029)           468
     Origination of loans held for sale            (2,965,865)   (15,834,176)
     Proceeds from loans held for sale              3,510,329     16,630,989
     Total adjustments                               (852,650)     2,773,390
  Net cash provided by operating activities         1,327,557      5,276,901
Cash Flows From Investing Activities:
     Cash paid to Mid-Coast stockholders in
      connection with Mid-Coast acquisition       (11,809,047)             0
     Cash received through Mid-Coast acquisition    4,403,785              0
     Purchase of securities available for sale     (2,366,941)   (48,430,430)
     Purchase of securities held to maturity          (50,023)      (100,000)
     Proceeds from sales of securities
      available for sale                            2,830,309     33,255,795
     Proceeds from maturities of securities
      available for sale                            4,969,945      9,990,317
     Proceeds from maturities of securities
      held to maturity                                321,250        175,000
     Net change in loans to customers             (13,331,148)    (7,560,747)
     Capital expenditures                          (1,026,819)      (709,297)
   Net cash used in investing activities          (16,058,689)   (13,379,362)
Cash Flows From Financing Activities:
     Net increase in other Borrowed Funds          17,220,711      5,000,000
     Net increase in demand, savings and
      money market accounts                         4,746,777     12,817,477
     Net increase/(decrease) in time deposits         371,317     (2,886,265)
     Purchase of Treasury Stock                       (85,260)       (80,468)
     Proceeds from sale of Treasury Stock              52,705         59,020
     Dividends paid                                  (866,084)      (849,229)
  Net cash provided by financing activities        21,440,166     14,060,535
Net increase in cash and cash equivalents           6,709,034      5,958,074
Cash and cash equivalents at beginning of period    9,074,779     17,113,358
Cash and cash equivalents at end of period        $15,783,813    $23,071,432

  Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                       2000           1999
Net increase/(decrease) as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                $  (324,276)   $ 4,275,153
     Deferred income/(expense) liability              110,254     (1,453,552)
Net unrealized gain/(loss) on available
      for sale securities                         $  (214,022)   $ 2,821,601

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 2000 and 1999

                                                      ACCUMULATED
                                                         OTHER       SHARE-
           COMMON              TREASURY    RETAINED  COMPREHENSIVE  HOLDER'S
           STOCK     SURPLUS     STOCK     EARNINGS      INCOME      EQUITY

Balance at December 31,
 1998    $7,279,925 $3,963,432 $(289,019) $16,623,348 $ 1,162,032 $28,739,718

Net income, September 30,
 1999             0          0         0    2,503,511           0   2,503,511
Change in net unrealized
 gain (loss) on available
 for sale securities,
 net of tax of
 $1,453,552       0          0         0            0  (2,821,601) (2,821,601)
Net Comprehensive
 Loss             0          0         0    2,503,511  (2,821,601)   (318,090)
Sale of 454 shares Treasury
 stock            0          0    59,020            0           0      59,020
Repurchase of 726 shares
 Treasury stock   0          0   (80,468)           0           0     (80,468)
Cash dividends
 declared         0          0         0     (852,120)          0    (852,120)
Balance at September 30,
 1999    $7,279,925 $3,963,432 $(310,467) $18,274,739 $(1,659,569) $27,548,060

Balance at December 31,
 1999    $7,279,925 $3,963,533 $(309,171) $18,837,028 $(2,128,324) $27,642,991
Net income, September 30,
 2000             0          0         0    2,180,207           0    2,180,207
Change in net unrealized gain
 (loss) on available for sale
 securities, net of tax
 of $110,254      0          0         0            0     214,022      214,022
Total Comprehensive
 Income           0          0         0    2,180,207     214,022    2,394,229
Sale of 488 shares
 Treasury stock   0          0    52,705            0           0       52,705
Repurchase of 870 shares
 Treasury stock   0          0   (85,260)           0           0      (85,260)
Cash dividends
 declared         0          0         0     (866,084)          0     (866,084)
Balance at September 30,
 2000    $7,279,925 $3,963,533 $(341,726) $20,151,151 $(1,914,302) $29,138,581

               Notes to Consolidated Financial Statements
                                Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company (the Company) and its subsidiary, Union Trust Company (the Bank), as of and for the nine month periods ended September 30, 2000 and 1999 are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares for the nine months ended September 30, 2000 and 1999 were 577,796 and 578,178, respectively, and have been restated for 1999 to reflect a May 28, 1999 20% stock dividend.

(C)    Acquisition of Mid-Coast Bancorp

On August 31, 2000, the Bank acquired the outstanding stock of Mid-Coast Bancorp and its subsidiary, Waldoboro Bank FSB. The acquisition was accounted for under the purchase method of accounting for business combinations. The following is a summary of the transaction.

  Cash and equivalents                                     $ 4,403,785
  Loans acquired                                            65,945,392
  Investments                                               10,215,683
  Fixed Assets                                               2,024,200
  Goodwill                                                   5,315,225
  Other Assets                                               1,739,664
  Deposits and accrued interest assumed                    (63,414,205)
  Borrowings                                               (13,965,000)
  Other Liabilities                                           (455,697)
  Net Cash Paid to the Stockholders of Mid-Coast Bancorp   $11,809,047

Goodwill is being amortized using the straight line method over 15 years.
Core deposit intangible of $323,000 is being amortized using the straight line method over 7 years. Acquisition costs incurred amounted to $1,462,711 and is being amortized over 15 years using the straight line method. Amortization charged to operations was $40,601 in 2000.

(D)    Proforma Results of Operation

Following are proforma results of operations for the nine month periods ended September 30, 2000 and 1999, as though Union Bankshares and Mid-Coast Bancorp had been combined at the beginning of each period.

                                             9/30/00         9/30/99

               Net Interest Income         $9,973,000      $9,505,000
               Net Income                  $2,083,000      $2,353,000
               Earnings Per Share          $     3.61      $     4.07

(E)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of financial position. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 2000, and September 30, 1999, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                      September 30
                                                     (000's omitted)
                                                    2000        1999
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                 6,658       6,562
  B.   Credit card lines                            6,354       6,242
  C.   Secured real estate loans                    7,473       5,625
  D.   Other                                       17,690      21,131
2.   Financial Standby Letters of Credit:              61         165

(F)  Regulatory Agencies

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Banking of the State of Maine.

(G)  General

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

(H)  Impact of Inflation and Changing Prices

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

(I)  Recent Accounting Developments

The Financial Accounting Standards Board recently issued the following Statement of Financial Accounting Standards (SFAS):

     SFAS No. 137   Accounting for Derivative Instruments and Hedging
                    Activities
     SFAS No. 138   Accounting for Certain Derivative Instruments and
                    Certain Hedging Activities
     SFAS No. 140   Accounting for Transfers and Servicing of Financial
                    Assets and Extinguishments of Liabilities

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

SFAS No. 133, establishes accounting and reporting standards for derivative instruments and for hedging activity. The Company adopted SFAS No. 133 effective July 1, 1998. During the nine month periods ended September 30, 2000 and 1999, the Company did not hold any derivative instruments and management does not expect to enter into derivative transactions in the near future. The effect of adopting SFAS No. 133 on the consolidated financial statements of the Company was limited to the transfer of securities from held to maturity to available for sale.

SFAS No. 140 replaces SFAS No. 125. It is effective for transfers occurring after March 31, 2001. The Company does not expect this statement to have any material impact to its consolidated financial condition and results of operations.

(J)  Recent Developments

On August 31, 2000, the Company completed the acquisition of Mid-Coast Bancorp, Inc., a bank holding company with one principal subsidiary, Waldoboro Bank, FSB. On September 29, 2000, Waldoboro Bank, FSB was merged with and into Union Trust Company, a subsidiary of Union Bankshares Company. The acquisition of Mid-Coast Bancorp, Inc. was accounted for under the purchase method of accounting.

             MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATION

Earnings and Performance Overview

The following discussion and analysis focuses on the factors affecting Union Bankshares Company (The Company) financial condition at September 30, 2000 as compared to September 30, 1999.

Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on earning assets (primarily loans and investments) and interest expense (primarily deposits and borrowings). The Company's results are also affected by the provision for loan losses; noninterest income, including gains and losses on the sales of loans and securities; noninterest expenses (in particular, acquisition related expenses increased during 2000); and income tax expense. Each of these major components of the Company's operating results is highlighted below.

Net Income

The Company reported net income for the three months ended September 30, 2000 of $727,192 versus $798,099 for the same period in 1999, and net income for the first nine months of 2000 of $2,180,207 versus $2,503,511 for the same period in 1999.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                                   September 30,
                                                 2000        1999

Earnings Per Share                               3.77        4.33
Return on Average Shareholders Equity            7.24%A      8.76%B
Return on Average Assets                         0.70%A      0.98%B
Return on Average Earning Assets                 0.73%A      1.05%B

A=annualized returns are:   9.65%, 0.93%, and 0.97%, respectively.
B=annualized returns are:  11.68%, 1.30%, and 1.40%, respectively.

The decrease in net income for the three and nine months ended September 30, 2000 versus the same periods in 1999 was not unexpected due to several events that occurred in the first nine months of 1999, including one time gains on a sale of bank owned property and security gains realized on the Company's security portfolio and acquisition related costs incurred in 2000.

As a result of narrowing margins, (offset in part by loan growth attributable to the acquisition and a strong sales effort), net interest income for the third quarter of 2000 and for the first nine months of 2000 was up a modest $153,401 or 5.9% and $367,506 or 4.9%, respectively, from the same periods last year. Overall margin compression, increased competition and pricing pressures continue to be a significant factor in the Bank's ability to grow net interest income at a faster pace.

The decrease in noninterest income for the first nine months of 2000 results primarily from one time events in 1999 which was a gain on the sale of other real estate owned of $153,984 and security losses of $17,595, offset by improvements in bankcard, trust fees and additional fees gained from the Mid-Coast acquisition.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses, for the third quarter of 2000 and the nine months ended September 30, 2000 increased $324,952 and $724,707, respectively, from the same periods in 1999 due to increased staffing, the expenses related to upgrading equipment and facilities and costs associated with the acquisition.

During 2000, the Company is implementing specific strategic priorities that will focus on increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals.
While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington counties, in addition to our newest market area in the Mid-Coast region - Knox, Lincoln and Waldo counties. While the economy of Hancock and Washington counties continues to lag the national trend, our newest market area has been named as one of the fastest growing areas in the state. The Bank will continue to operate in a conservative planned manner. We are growing according to our strategic plan and remain within the parameter we have set forth for ourselves, with the goals of improved earnings and productivity.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets such as loans and investment securities and interest expense on interest-bearing liabilities such as funds on deposit and borrowed funds continues to be the most significant determinant of the Company's earnings performance. Because of the significance of net interest income, the management of interest rate risk has become increasingly important to ensure the continued profitability of the Bank. Interest rate risk results from volatile interest rates, increased competition, and changes in the regulatory environment. As a banking company, our exposure to interest rate movements is controlled by matching the interest rates as well as the maturities of assets and liabilities.

Net interest income for the third quarter of 2000 was $2,736,178, up $153,401 or 5.9% over the third quarter of 1999 and for the first nine months of 2000 was $7,928,742, up $367,506 or 4.9% over the same period in 1999.

The following table illustrates the bank's net interest spread position:

                                          Nine Months Ended September 30,
                                                2000        1999

Yield on Earning Assets                         8.02%       7.39%
Cost of all Funds                               3.58%       2.72%
Net Interest Margin                             4.44%       4.67%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine month period ended September 30, 2000 increased $21,000 to $176,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at September 30, 2000 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, including consideration of loans placed on non-accrual status during the third quarter and increased loan growth, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

The Bank has a Loan Review Program whereby an independent loan review service firm conducted a review of the commercial loan portfolio. The review included updates to comments on all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, non accruals over $100,000, new (closed) and renewed loans over $100,000 as well as the adequacy of the loan loss reserve.

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

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                          (000's Omitted)
                                                         Nine Months Ended
                                                           September 30,
                                                          2000        1999

1.   Nonaccrual Loans                                     3,306        524
2.   Loans past due 90 days & accruing                      536        383
3.   Restructured loans                                       0          0
4.   Other real estate owned (including
     insubstance foreclosure)                                 0          0
5.   Total nonperforming assets                           3,842        907
6.   Ratio of total nonperforming loans to capital and the
     allowance for loan losses (Texas ratio)              11.88       3.01
7.   Ratio of net chargeoffs to loans                     0.066      0.026
8.   Ratio of allowance for loan losses to loans           1.54       2.08
9.   Coverage ratio (allowance for loan losses divided by
     nonperforming assets)                                83.00     281.92
10.  Ratio of nonperforming assets to total assets         1.07        .34
11.  Ratio of nonperforming loans to total loans           1.85        .74

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

Noninterest income, excluding one time gains/(losses), increased $108,117 or 12.1% and $47,622 or 1.9% for the three and nine months ended September 30, 2000 over the same periods in 1999. The increase for the nine months ended September 30, 2000 is primarily due to an increase in credit card income of $81,686 or 15.7%, trust income of $189,244 or 28.6% and fees gained from the acquisition.

Net security gains/(losses) amounted to $223 and $(43,691) for the three and nine months ended September 30, 2000 compared to $(60,304) and $(17,595) for the same periods in 1999.

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

Noninterest expenses increased $324,952 or 14.5% and $724,707 or 11.3% for the three and nine months ended September 30, 2000 over the same periods in 1999. The increase was primarily attributable to increased staffing, the expenses related to upgrading equipment and facilities and acquisition related costs.

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

The status of the Bank's income tax expense is as follows:

                                          Tax Expense          Effective Rate
                                        2000        1999        2000    1999
Nine Months Ended September 30,       $931,000   $1,118,355     29.9%   30.9%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 1999 as provided on page 12 in the Bank's 1999 Annual 10K. Data as of September 30, 2000 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                    Per Share

September 30, 2000               $29,138,581          $50.46
September 30, 1999               $27,548,060          $47.67
December 31, 1999                $27,642,991          $47.84

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state- chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 2000, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at September 30, 2000 exceeded the minimums established by the Federal Reserve Board as follows:

                                                          Minimum Regulatory
                                    September 30, 2000        Requirements

Leverage Capital Ratio                      8.66                  3.0%
Risk Based Ratio                           12.58                  8.0%
Tier 1 Ratio                               11.32                  4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the third quarter of 2000 and 1999, respectively.

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

As a part of the Bank's asset and liability management and liquidity needs, management actively evaluates its funding resources and strategies to reduce and manage the vulnerability of its operation to changes in interest rates.

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

As of September 30, 2000, Union Trust Company is liability sensitive. The Bank becomes asset sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates fall.

As of September 30, 2000, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 65%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 18% or 82% matched, and $117,058,000 in assets and $168,257,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                    September 30,
                                                 2000              1999
Net cash from (used by) operations           $ (5,222,203)    $  5,243,577
Net cash used by investing activities        $(86,888,134)    $(13,346,038)
Net cash from financing activities           $ 98,819,371     $ 14,060,535
Net increase                                 $  6,709,034     $  5,958,074

BALANCE SHEET ANALYSIS

Total assets at September 30, 2000 were $358,871,076, an increase of $101,021,411 or 39.18% from December 31, 1999. The change in assets was due primarily from the merger of Union Trust Company and Waldoboro Bank FSB and consisted primarily of an $79,195,569 or 63.35% increase in loans, an increase of $3,690,601 or 40.85% in cash and due from banks, and an increase in other assets of $13,855,678 or 109.42%. The asset growth was supported by an increase of $68,532,300 or 35.54% in deposits and $31,185,710 or 98.71% in borrowings and sweep repurchase agreements.

The following financial statistics give a general overview and profile of the
Company:

                                   As of September 30,         Increase
                                  2000            1999         (Decrease)

Total Assets                  $358,871,076    $265,360,977    $ 93,510,099
Total Earnings Assets         $319,625,381    $246,431,405    $ 73,193,976
Loans (Net)                   $204,215,248    $120,358,416    $ 83,856,832
Assets AFS at Market          $108,197,341    $108,238,427    $    (41,086)
Assets Held to Maturity       $  4,154,661    $  4,290,102    $   (135,441)
Deposits                      $261,380,134    $197,959,609    $ 63,420,525
Borrowings and Sweep
 Repurchase Agreements        $ 62,777,383    $ 34,825,227    $ 27,952,156
Capital                       $ 29,138,581    $ 27,548,060    $  1,590,521

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $176,527 to $112,352,002 or 31.3% of total assets as of September 30, 2000, as compared to 42.4% at September 30, 1999. Investments of $10,215,683 were acquired from Waldoboro Bank FSB, offset by maturities, principal payments and security sales.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/ liability management.

LOANS

Loan demand continues to show signs of moderate growth in most of the Bank's market area, in particular the mid-coast region. Net loans as of September 30, 2000 were $204,215,248, an increase of $83,856,832 or 68.2% from September 30,
1999. This resulted primarily from the merger of Waldoboro Bank FSB and Union Trust Company, a continuation of the strong loan growth experienced by the Company during 2000 and a reclassification of $4,965,343 in Assets AFS - Loans which were previously held in the investment section of the balance sheet. These loans were moved into the mortgage loan portfolio on July 15, 1999.

Residential real estate mortgage loans as of September 30, 2000 increased by $57,771,878 or 124.9% over September 30, 1999 results. Residential real estate mortgage loans acquired from Waldoboro Bank FSB accounted for $43,909,446 of this increase. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. It should be noted that the Bank has sold and serviced $59,963,065 of real estate loans and $2,235,874 of commercial mortgages and has $50,000 of loans held for sale at September 30, 2000.

Commercial loans increased at September 30, 2000 by $17,561,072 or 39.9% over the same period in 1999. Commercial loans acquired from Waldoboro Bank FSB accounted for $17,613,304 of this increase. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Union Trust Company focuses on lending to the wide array of financially sound small to medium-sized businesses within its service area.

Consumer loans increased at September 30, 2000 by $7,931,985 or 46.0% over September 30, 1999. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans. Consumer loans acquired from Waldoboro Bank FSB accounted for $6,862,379 of this increase.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at September 30, 2000.

The Bank's loan-to-deposit ratio was 79.3% and the allowance for loan losses 1.54% of total loans at September 30, 2000.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits as of September 30, 2000 increased $63,420,525, or 32.0% over September 30, 1999, primarily due to the acquisition of $63,200,861 of deposits of Waldoboro Bank FSB. The Company continues to offer competitive interest rates on its products offered and maintains an active calling program. The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 5.54% of its deposit base.

BORROWINGS AND SWEEP REPURCHASE AGREEMENTS

Total advances from the Federal Home Loan Bank (FHLB) as of September 30,
2000 increased $20,965,000 or 82.4% over September 30, 1999. A portion of this increase was to fund new loan originations for 2000, but primarily it was due to Union Trust Company assuming Waldoboro Bank FSB's FHLB advances of some $13,000,000.

Sweep repurchase agreements totaling $16,361,133 as of September 30, 2000 versus $9,373,977 as of September 30, 1999 increased $6,987,156 or 74.5%.
The increase was primarily due to competitive rates and account features.

PART II

Item 1:    N/A

Item 2:    N/A

Item 3:    N/A

Item 4:    Submission of Matters to a Vote of Security Holders

      A.   A special meeting of the shareholders was held on August 3, 2000.

      B.   Matters voted upon at the meeting:

         1. To consider and vote upon a proposal to approve the amended and restated agreement and Plan of Merger, dated June 20, 2000.

           Total vote cast:         446,775
           For:                     444,192
           Against:                   1,801
           Abstained:                   782
         2. To consider and vote upon any others matters that properly come before the special meeting, or any adjournments or postponements of the special meeting.

           Total vote cast:         446,775
           For:                     440,313
           Against:                   2,011
           Abstained:                 4,451

Item 5:    N/A

Item 6:    Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

Union Bankshares Company filed a current report on Form 8-K dated March 31, 2000 disclosing under Item 5 that Union Trust Company has reached an agreement to acquire Waldoboro Bank FSB.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                     Peter A. Blyberg, President


November 13, 2000

                     Sally J. Hutchins, Senior Vice President/Treasurer