Form 10-K
period 2000-12-31
UNION BANKSHARES CO/ME
filed 2001-03-28
CIK 745083

1
                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC  20549
                                FORM 10-K

(Mark One)
( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 4, 2001, was approximately $44,490,955.

577,564 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 15, 2001.

                        UNION BANKSHARES COMPANY

                           INDEX TO FORM 10-K

PART I
Page No.

Item 1:      Business                                                3-14
Item 2:      Properties                                             14-15
Item 3:      Legal Proceedings                                        15
Item 4.      Submission of Matters to a Vote of Security Holders      15

PART II

Item 5:      Market for Registrant's Common Equity and Related
              Stockholder Matters                                     16
Item 6:      Selected Financial Data                                16-17
Item 7:      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                               17
Item 7A:     Quantitative and Qualitative Disclosures About
              Market Risk                                             17
Item 8:      Financial Statements and Supplementary Data            17-18
Item 9:      Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                18

PART III

Item 10:     Directors and Executive Officers of the Registrant       18
Item 11:     Executive Compensation                                   18
Item 12:     Security Ownership of Certain Beneficial Owners
              and Management                                          18
Item 13:     Certain Relationship and Related Transactions            18

PART IV

Item 14:     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                           18-19

             Signatures                                               20
                                 PART I

ITEM I:  Business

Union Bankshares Company ("the Company") is a one-bank holding company, organized under the laws of the State of Maine and headquartered in Ellsworth, Maine. The Company's only subsidiary is Union Trust Company, ("the Bank") wholly owned and established in 1887. On August 31, 2000, the Company completed the acquisition of Mid-Coast Bancorp, Inc., a bank holding company with one principal subsidiary, Waldoboro Bank, FSB. On September 29, 2000, the Waldoboro Bank, FSB was merged with and into Union Trust Company. The acquisition of Mid-Coast Bancorp, Inc. was accounted for under the purchase method of accounting. Union Bankshares' holding company structure can be used to engage in permitted banking-related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in those activities.

Union Trust Company is a full-service, independent, community bank that is locally owned and operated. Having acquired the Waldoboro Bank FSB, during 2000, Union Trust now has fifteen offices located along Maine's coast, stretching from Waldoboro to Machias. Union Trust continues to provide banking, retirement, employee benefit, investment and personal trust services to individuals, businesses, municipalities and non-profit organizations in its market area and throughout the state. To this broad list of services Union Trust added Financial Planning services during 2000. Offering financial advice to our customers is something we have been doing for many years. Financial Planning formalizes this by looking at a person's entire financial situation and providing a written plan with objectives for the customer to implement in order to reach their financial goals.

During 2000, many of our services were enhanced or upgraded. Having introduced Internet banking, known as NetBankingr, in September 1999, Net Bankingr Cash Management was unveiled in Spring 2000. Net Bankingr Cash Management provides the same functionality as NetBankingr plus additional system enhancements designed specifically for the needs of small businesses. These include ACH origination services for direct deposit of payroll, stop payments and wire transfer initiation.

Hardware and software was purchased and implemented to provide
Relationship Managers with the ability to complete a mortgage loan application on a laptop computer either in or out of the office. This mobility and efficiency enhances the already exceptional service we provide to our mortgage customers.

The merger with The Waldoboro Bank, FSB further necessitated service enhancements already on the year's docket. In June 2000, Check Imaging was installed with overwhelming success and customer acceptance. This has enabled customers to more easily reconcile their monthly statements and conveniently organize, store and reference their records. For the Bank, Check Imaging has brought all the operational efficiencies we hoped it would. Now customers receive images of their checks with their monthly statements, can view them on-line using NetBankingr, and can request them on CD-ROM for additional storage and retrieval convenience.

In July 2000, a new on-line teller system was installed. BankLiner telephone banking was also brought on-line. With both of these systems on-line, a customer can make a deposit at the branch and upon returning home can call BankLiner or log onto NetBankingr and have that deposit already reflected in their account balance. Or, if the customer were to make a transfer using BankLiner and then call Customer Service to verify their balance, the transfer would be reflected on their account.

The merger with The Waldoboro Bank, FSB expanded our market. Union Trust's market area now covers five counties including Hancock and Washington plus Knox, Lincoln and Waldo. There are 192,000 people within this five county market area, representing a 125% expansion of the population base that Union Trust serves. The number of business establishments in this new expanded market area is 6,500 - a 116% increase. The Bank's products that are positioned to be most effective in this newly expanded market are NetBankingr, home mortgages, small business banking and trust and investment services. However, this new growth opportunity also brings new challenges, including new competitors. As we capitalize on the opportunity that the acquisition of The Waldoboro Bank, FSB provides, during 2001 and beyond, we will also be positioning the Bank for product expansion. By peering in the window of the new Union Trust storefront on Main Street in Ellsworth, one can see Union Trust's future emerging, becoming a true provider of financial services in the broadest sense.

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

As of December 31, 2000, the Bank employed 151 employees of which 14 employees were part time. They are not compensated by the Company for their service and there are no employees of the Company.

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Banking of the State of Maine.

Please refer to Footnote #15 on pages 36 and 37 of the 2000 Annual Report of Union Bankshares Company, regarding compliance with capital requirements.

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

                        STATISTICAL PRESENTATION

The Supplemental Financial Data presented on the following pages contains information to facilitate analysis and comparison of sources of income and exposure to risk. All amounts in tables presented in thousands, except per share amounts.

A.   AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME

The following table sets forth the information related to changes in net interest income. For purposes of the table and the following discussion, information is presented regarding (1) the total dollar amount of interest income of the Company from interest earning assets and the resulting average yields; (2) the total dollar amount of interest expense on interest bearing liabilities and the resulting average cost; (3) net interest income; (4) interest rate spread; and (5) net interest margin. Information is based on average daily balances during the indicated periods. For the purposes of the table and the following discussion, (1) income from interest earning assets and net interest income are presented on a tax equivalent basis and (2) non accrual loans have been included in the appropriate average balance loan category, but unpaid interest on nonaccrual loans has not been included for purposes of determining interest income.


           AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (On a Tax Equivalent Basis)

                    2000                 1999                       1998
         Average     Int  Yield/ Average  Int    Yield/  Average   Int  Yield/
         Balance    Earned Rate  Balance Earned   Rate   Balance  Earned Rate
                     /Paid                /Paid                   /Paid
Assets
Interest Earning Assets:
 Securities available for
  sale   $101,234  $ 6,980  6.89  $105,663 $ 6,913 6.54  $ 77,517 $ 5,278 6.81
 Securities held to
  maturity  4,184      315  7.53     4,311     333 7.72    23,968   1,510 6.30
 Federal funds
  sold        821       44  5.36     5,705     294 5.15     6,384     326 5.11
 Loans
  (net)   149,169   13,656  9.15   115,825  10,237 8.83   108,057  10,241 9.47
Total interest earning
 assets   255,408  $20,995  8.22   231,504 $17,777 7.68   215,926 $17,355 8.04
Other nonearning
 assets    26,891                   20,069                 19,699
         $282,299                 $251,573               $235,625

Liabilities
Interest Bearing Liabilities:
 Savings
 deposits $100,245  $ 1,321 1.32  $ 67,766 $ 1,082 1.60  $ 69,656 $ 1,131 1.62
 Time
 deposits   84,012    4,540 5.40    77,139   3,784 4.91    77,545   4,223 5.44
 Money market
 accounts   22,192      808 3.64    21,262     728 3.42    11,765     560 4.76
 Borrowings 32,328    2,629 8.13    20,969   1,502 7.16    18,077   1,260 6.97
Total interest bearing liabil-
ities      238,777  $ 9,298 3.89   187,136 $ 7,096 3.79   177,043 $ 7,174 4.05
Other noninterest bearing
 liabilities & shareholders'
 equity     43,522                  64,437                 58,582
          $282,299                $251,573               $235,625

Net interest income $11,697                $10,681                $10,181

Net interest rate spread   4.33                    3.89                   3.99

Net interest margin        4.58                    4.61                   4.72

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

           ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE
          For the years ended December 31, 2000, 1999 and 1998

                                       Year Ended December 31, 2000 vs. 1999
                                               Increase (Decrease)
                                                 Due to Change In

                                       Volume      Rate   Rate/Volume*  Total
Interest Earning Assets
     Securities available for sale   $  (292)   $    300   $    53   $   61
     Securities held to maturity         (10)         10       (11)     (11)
     Federal funds sold                 (252)        262      (259)    (249)
     Loans, net                        2,935      (3,058)    3,531    3,408
Total interest earning assets          2,381      (2,486)    3,314    3,209

Interest Bearing Liabilities
     Savings deposits                    522        (433)      150      239
     Time deposits                       341        (374)      790      757
     Money market accounts                31         (34)       82       79
     Borrowed funds                      813        (924)    1,238    1,127
Total interest bearing liabilities     1,707      (1,765)    2,260    2,202
Net change in net interest income     $  674     $  (721)   $1,054   $1,007


                                        Year Ended December 31, 1999 vs. 1998
                                               Increase (Decrease)
                                                Due to Change In

                                      Volume      Rate   Rate/Volume*  Total
Interest Earning Assets
     Securities available for sale    $1,918    $(1,787)    $1,465   $1,596
     Securities held to maturity      (1,238)     1,044       (997)  (1,191)
     Federal funds sold                  (34)        35        (33)     (32)
     Loans, net                          728       (674)      (263)    (209)
Total interest earning assets          1,374     (1,382)       172      164

Interest Bearing Liabilities
     Savings deposits                     33         32       (114)     (49)
     Time deposit                        (27)        23       (435)    (439)
     Money market accounts               452       (326)        42      168
     Borrowed funds                      202       (208)       248      242
Total interest bearing liabilities       660       (479)      (259)     (78)
Net change in net interest income     $  714    $  (903)    $  431   $  242

*Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.


B.    INVESTMENT PORTFOLIO

HELD TO MATURITY SECURITIES

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years.

                                                      December 31

                                                  2000     1999    1998

Obligations of States & Political Subdivisions   $3,851   $4,237  $4,376
TOTAL                                            $3,851   $4,237  $4,376

The table below shows the relative maturities of held to maturity securities as of December 31, 2000.

                       Held to Maturity Securities
                       Maturity Distribution as of
                            December 31, 2000

Security Category             Due 1 Yr   Due 1-     Due 5-  Due After
                              or less    5 Yrs      10 yrs    10 Yrs

State and Municipal Bonds     $  421    $1,530    $   585    $1,315
Weighted Average Yield         8.24%     7.82%      8.27%     6.83%

TOTAL                         $  421    $1,530    $   585    $1,315
Percent of Total Portfolio     10.9%     39.8%      15.2%     34.1%

NOTE: Weighted Average Yields on tax exempt obligations have been computed on a tax equivalent basis

 AVAILABLE FOR SALE SECURITIES

The following table shows the carrying value of the Company's available for sale securities and other investment securities at the end of each of the last three years.

                                                         December 31

                                                   2000       1999      1998

Mortgage Backed Securities                       $ 34,612  $ 34,000  $ 34,336
US Treasury Notes and Other Government Agencies    51,240    54,403    59,635
Obligations of State and Political Subdivisions    11,277     8,067     8,769
Other Securities                                    4,009     3,245       631
TOTAL                                            $101,138   $99,715  $103,371



The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2000 (excludes stock investments).
                      Securities Available for Sale
                       Maturity Distribution as of
                            December 31, 2000

Security Category                   Due 1 Yr  Due 1-     Due 5-  Due After
                                    or less   5 Yrs      10 Yrs    10 yrs

Mortgage Backed Securities          $    0    $     0    $ 2,189   $32,423
US Treasury Notes and Other
   Government Agencies               2,001     18,356     29,193     1,689
Obligations of State and
   Political Subdivisions                0        262      3,744     7,271
Other Securities                       694      2,449        413         0
TOTAL                               $2,695    $21,067    $35,539   $41,383

Weighted Average Yield               6.88%      5.88%      5.47%     6.99%

Percent of Total Portfolio:           2.7%      21.1%      35.5%     41.4%

The Company's net unrealized loss on available for sale securities (net of tax) of $466,522 at December 31, 2000 is largely attributable to the current interest rate environment. The unrealized loss has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

C.    LOANS

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.
                              2000      1999      1998      1997     1996

Real Estate Loans
A.   Construction & Land
   Development             $ 10,710   $  7,617  $  6,431  $  5,925  $ 4,073
B.   Secured by 1-4 Family
   Residential Properties    99,887     47,988    36,944    33,528   30,457
C.   Secured by Multi Family
   (5 or more) Residential
   Properties                     0          0         0         0        0
D.   Secured by Non-Farm,
   Non-Residential
   Properties                49,736     32,443    30,550    28,386   30,134

Commercial & Industrial
  Loans                      21,002     16,222    15,979    18,566   16,582
Loans to Individuals for Household,
  Family & Other Consumer
  Expenditures               19,966     14,508    15,327    15,806   15,133
All Other Loans               3,718      8,845     5,168     4,852    4,664
Total Gross Loans          $205,019   $127,623  $110,399  $107,063 $101,043

The above data is gathered from loan classifications established by the Federal Reserve Call Report 032.

The percentages of loans by lending classification to total loans outstanding at December 31 was as follows:

                                  2000     1999    1998     1997    1996

Real Estate                       78.2%   69.0%    67.0%    63.4%   64.0%
Commercial & Industrial - Including single
   payment loans to individuals   10.2%   12.7%    14.5%    17.3%   16.4%
Consumer Loans                     9.7%   11.4%    13.9%    14.8%   15.0%
All Other Loans                    1.9%    6.9%     4.6%     4.5%    4.6%
Total Loans                      100.0%  100.0%   100.0%   100.0%  100.0%

                  Maturities and Sensitivities of Loans
                      To Changes in Interest Rates
                         As of December 31, 2000

                           Due 1 Year or Less  Due 1-5 Years  Due 5 Years +

Real Estate                    $72,310            $67,340       $20,683
Commercial & Industrial         13,488              4,336         3,178
Consumer                        10,642              4,891         4,433
Municipal                        2,584                930           204
Total                          $99,024            $77,497       $28,498

Note:Real estate loans in the 1-5 category have $25,521,860 at a fixed interest rate and $41,818,140 at a variable interest rate.
     Commercial loans in the 1-5 year category have $3,152,272 at a fixed interest rate and $1,183,728 at a variable interest rate.

     Real estate loans in the 5+ category have $20,683,000 at a fixed interest rate and $0 at a variable interest rate. Commercial loans in the 5+ category have $2,294,516 at a fixed interest rate and $883,484 at a variable rate.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing:

                              December 31,

                   2000         1999        1998         1997        1996
                        %           %            %            %           %
                       Of          Of            Of           Of          Of
                     Total        Total        Total        Total       Total
               Amt   Loans   Amt  Loans  Amt   Loans  Amt   Loans  Amt  Loans

Real Estate  $1,054   0.5  $4,367  3.4  $3,079  2.8  $3,003  2.8  $2,649  2.6
Installment  $   64   0.0  $   65  0.1  $  153  0.1  $  128  0.1  $  197  0.2
All Others   $  327   0.2  $  192  0.2  $  134  0.1  $  151  0.1  $  220  0.2
TOTAL        $1,445   0.7  $4,624  3.7  $3,366  3.0  $3,282  3.0  $3,066  3.0

It is the policy of the Company to discontinue the accrual of interest on loans when, in the opinion of the management, the ultimate collectibility of principal or interest becomes doubtful. The principal amount of loans which have been placed on non-accrual status were comprised primarily of certain real estate loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations. There were approximately $3,390,000, $437,000 and $534,000 as of December 31, 2000, 1999 and 1998, respectively, of loans on non-accrual status.

                           LOAN CONCENTRATIONS

As of December 31, 2000 and 1999, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeded regulatory limits at December 31, 2000.

                ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses for the past five years were as follows: (Dollars in thousands)

                                            December 31,

                                   2000      1999     1998      1997     1996

Balance at beginning of period: $  2,629  $  2,435  $  2,213 $  2,084 $  1,878
Charge-offs:
     Commercial & Industrial Loans    55         3         2        5       15
     Real Estate Loans                 9         5         0      123        0
     Loans to Individuals            116       140       111       97       73
                                     180       148       113      225       88

Recoveries:
     Commercial & Industrial Loans     0        12        11      118      138
     Real Estate Loans                10         0         0       67       12
     Loans to Individuals             26       130        39       49       24
                                      36       142        50      234      174
     Net Charge-offs (recoveries)    144         6        63       (9)     (86)
     Provision for Loan Losses       371       200       285      120      120
     Allowance on Acquired Loans     520         0         0        0        0
Balance at end of period        $  3,376  $  2,629  $  2,435 $  2,213 $  2,084

Average Loans Outstanding       $151,924  $118,311  $110,321 $102,321 $ 97,143

Ratio of Net Charge-offs (Recoveries) to
average loans outstanding          .095%     .004%     .057%  (.009%)   (.09%)


                 ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

                                      December 31,

                 2000         1999       1998          1997          1996
            Amount  % of Amount   %  Amount     %  Amount    %    Amount  %
                    Loan        Loan          Loan         Loan         Loan
                 Categories  Categories    Categories   Categories   Categories
                  To Total    To Total      To Total      To Total    To Total
                   Loans        Loans         Loans         Loans        Loans

Balance At End of Period:
Applicable To:
Real Estate $ 647  76.9% $  500  69.0% $  374  67.0% $  356  63.4% $  318  64.0%
 Commercial &
 Industrial 2,195  10.2%  1,846  13.1%  1,842  14.9%  1,625  17.7%  1,505  16.5%
 Consumer     137   9.7%    145  11.4%    153  13.9%    158  14.8%    151  15.0%
 Municipal     37   1.9%     88   6.5%     58   4.2%     49   4.1%     60   4.5%
 Impaired     257   1.3%      0    .0%      0    .0%      0    .0%      0    .0%
 Unallocated  103    .0%     50    .0%      8    .0%     25    .0%     50    .0%

TOTAL      $3,376 100.0% $2,629 100.0% $2,435 100.0% $2,213 100.0% $2,084 100.0%

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

The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgement, based in part on systematic methods. Actual losses could vary from these estimates. A detailed analysis of the allowance for loan losses is reviewed quarterly, at which time necessary increases or decreases are made to the allowance for loan losses, with a related adjustment to the provision for loan losses.

The allocated portion of the allowance for loan losses is comprised of a general valuation and a specific allocation for impaired loans. The general valuation consists of an assigned reserve percentage based on the credit rating and type of loan. The factors used in determining the assigned reserve percentage are past experience on loans of similar credit quality, current economic conditions and trends in the portfolio. The credit ratings are subject to review by an external loan reviewer and internal credit administrators.

The specific allocation is determined based on a loan by loan review of impaired loans and specific loans under close monitoring by management for potential problems.

As of December 31, 2000, the Company had impaired loans totaling
$2,661,402, which consisted of real estate loans. The fair value of the loans' collateral was used to evaluate the adequacy of the Allowance for Loans Losses allocated to these loans.

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

The unallocated portion of the allowance for loan losses is a subjective portion influenced by overall loan growth, the character and mix of the loan portfolio, current trends in nonperforming loans, current economic conditions and industry outlooks, and other asset quality considerations. Though these factors have not been identified by specific borrower, management believes these are probable losses in the portfolio and has provided for them in the allowance for loan losses accordingly.

During 2000, the Company provided $371,000 to the allowance for loan losses, compared to $200,000 and $285,000 in 1999 and 1998, respectively. During 2000, the allowance was increased in part because of loans acquired from The Waldoboro Bank, FSB, overall loan growth and an increase in nonaccrual loans.

                              Risk Elements

                                             2000    1999   1998   1997   1996
Loans accounted for on a non accrual basis $3,390 $437 $534 $503 $491 Accruing loans contractually past due
  90 days or more                           $   21   $314   $ 47   $209   $196

In accordance with Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 2000 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $302,000. There was approximately $126,000 included in the gross interest income on non-accrual and restructured loans for 2000.

D.   DEPOSITS

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 2000.

                                 Amount

                    3 Months or Less                        $ 5,169
                    Over 3 Through 6                        $ 4,713
                    Over 6 Through 12 Months                $ 3,034
                    Over One Year                           $   915
                    Total                                   $13,831

E.    BORROWINGS
                                   December 31
                        2000             1999                1998

                   Weighted          Weighted            Weighted
                   Average           Average             Average
                  Interest Amount   Interest  Amount    Interest  Amount
                    Rate              Rate                 Rate
Fixed advances      5.86  $30,000     6.54    $   451      6.45  $   451
Variable advances   4.62  $21,123     5.49    $18,000      5.29  $20,000
Securities sold
 under agreement    3.42  $15,079     3.55    $13,140      3.70  $ 8,965

                  2000                 1999                1998

               Fixed      Securities Fixed     Securities Fixed     Securities
                     Variable             Variable             Variable
Maximum amount  $451 $21,123 $18,555 $451 $22,863 $13,822 $451 $20,142 $9,512
outstanding of any
month end during
the year

Average amount  $451 $32,328 $13,870  $451 $20,402 $ 9,056  $407 $18,077 $6,485
outstanding during
the year

Weighted       6.54%   5.69%   5.11%  6.54%  5.36%   3.55% 6.45%   5.30% 4.05%
average interest
rate for the year

Advances at December 31, 2000 mature as follows:

                         2001       $38,957
                         2002         1,000
                         2003         1,000
                         2005         1,055
                         Thereafter   9,111
                         Total      $51,123


F.   CAPITAL RATIOS

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.

                                  *2000     *1999     *1998

Deposits                           14.4%     15.6%     15.1%
Loans                              19.0%     25.0%     25.4%
Total Assets                       10.4%     11.7%     11.6%
Earning Assets                     11.4%     12.7%     12.8%

*Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of ($466,522), ($2,128,324) and $1,162,032 at December 31, 2000, 1999 and 1998, respectively.

G.   RETURN ON SHAREHOLDERS' EQUITY

The following table presents, for each of the last three years, the Company's return on shareholders' equity, return on assets, and return on average earning assets.

                                            2000     1999      1998

Return on average shareholders' equity       9.5%   11.7%     11.6%
Return on average assets                     1.0%    1.3%      1.3%
Return on average earning assets             1.1%    1.4%      1.4%

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

As of December 31, 2000, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 74%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 98%, and $115,698,000 in assets and $187,285,000 in liabilities will be repriceable in one year. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.


The following table presents, as of December 31, 2000, the Company's interest rate GAP analysis:

                                  Interest Rate GAP Analysis
                                   As of December 31, 2000
                                 0-3     4-12      1-5      Over 5
                               Months   Months    Years     Years     Total
Interest earning assets
Loans:
   Real estate
     Fixed rate                $ 9,400  $  8,351  $ 31,210  $ 24,151  $ 73,112
     Variable rate              23,286    30,483    33,452         0    87,221
Commercial                      10,510     3,635     2,085     4,772    21,002
Municipal                            0     1,840     1,540       337     3,717
Consumer                         1,734     7,386     8,099     2,747    19,966
Securities available for sale    2,191     7,750    71,517    16,645    98,103
Held to maturity securities        102       431     2,384     5,902     8,819
Loans held for sale                320         0         0         0       320
Other earning assets             4,900         0       113     6,575    11,588
TOTAL                          $52,443  $ 59,876  $150,400 $  61,129  $323,848

Interest bearing liabilities
Deposits:
   Savings                    $      0  $      0  $      0 $  39,954  $ 39,954
   NOW                               0         0         0    45,992    45,992
   Money market                      0         0    23,855         0    23,855
   Time                         37,379    60,804     9,282         0   107,465
Borrowings                      50,622         9     1,055    14,516    66,202
TOTAL                          $88,001  $ 60,813   $34,192  $100,462  $283,468

Rate sensitivity GAP          $(35,558) $   (937) $116,208  $(39,333)
Rate sensitivity GAP as a
  percentage of total assets   (10.27%)    (.27%)   33.55%   (11.36%)
Cumulative GAP                $(35,558) $(36,495)  $79,713   $40,380
Cumulative GAP as a
  percentage of total assets   (10.27%)  (10.54%)   23.01%    11.66%

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

The status of the Bank's sources of cash to fund its operations are as follows:

As of December 31,                                       2000          1999

Net cash provided from operations                      $  4,202      $  5,420
Net cash used by investing activities                  $(11,702)     $(19,291)
Net cash provided from financing activities            $  8,778      $  5,832
Net (decrease) increase in cash and cash equivalents   $  1,278      $ (8,038)


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

     (g) The Bank acquired the Waldoboro property located on Atlantic Highway in Waldoboro, Maine on August 31, 2000.

     (h) The Bank acquired the Rockland property located on Camden Street in Rockland, Maine on August 31, 2000.

All of the Bank's offices include drive-up facilities.

In addition to the above properties, which are owned by the Bank, the Bank leases the following properties:

     (a) The Bank leases its branch office at the Ellsworth Shopping Center, High Street, Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in March of 2002.

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

     (f) The Bank assumed the lease of its Belfast office located on Starret Drive in Belfast on August 31, 2000 from the Waldoboro Bank FSB, who leased from Belfast Marketplace Association. The current lease expires on January 15, 2007.

     (g) The Bank assumed the lease of its Jefferson office located on Route 32 in Jefferson on August 31, 2000 from the Waldoboro Bank FSB, who leased from Jefferson Market Inc. The current lease expires on December 4, 2011.

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

          2. To consider and vote upon any other matters that properly come before the special meeting, or any adjournments or postponements of the special meeting.

               Total vote cast:   446,775
               For:               440,313
               Against:             2,011
               Abstained:           4,451

                                 PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

A.   MARKET INFORMATION

Union Bankshares stock, $12.50 par value, is not listed on any national exchange, nor is it actively traded. Since the Company is not aware of all trades, the market price is established by determining what a willing buyer will pay a willing seller. Based upon the trades that the Company had knowledge of (per quotes from local brokerages), high and low bids for each quarter for 2000 and 1999 are listed in the following table.

        1st Quarter        2nd Quarter       3rd Quarter     4th Quarter
2000  107.00 to 107.00   97.50 to 107.00   95.00 to 97.50   85.00 to 85.00
1999  108.33 to 108.33  106.63 to 106.67  106.63 to 108.00 108.00 to 110.00

B.  HOLDER

As of March 1, 2001 there were approximately 737 stockholders of record.

C.  DIVIDENDS

     1.   History

The following table shows the cash dividends per share declared by Union Bankshares Company on its common stock, $12.50 par value:

                              2000           1999

       1st Quarter          $ .50           $ .41
       2nd Quarter          $ .50           $ .41
       3rd Quarter          $ .50           $ .50
       4th Quarter          $ .50           $ .50

Cash dividends declared
  per common share          $2.00           $1.82

Item 6: SELECTED FINANCIAL DATA (in thousands, except for per share amounts)

                                 Years Ended December 31,
                            2000      1999        1998        1997        1996
SUMMARY OF OPERATIONS
Operating Income         $  3,639  $  3,426    $  3,155    $  2,608   $  2,207
Operating Expense          10,367     8,663       8,413       8,016      7,723
Net Interest Income        11,176    10,169       9,927       9,452      9,137
Provision for Loan Losses     371       200         285         120        120
Net Income                  3,000     3,355       3,090       2,700      2,452

PER COMMON SHARE DATA
Net Income                $  5.19   $  5.80     $  5.34     $  4.66    $  4.22
Cash Dividends Declared      2.00      1.82        1.64        1.52       1.39
Book Value (2)              54.67     51.50       47.69       44.13      41.14
Market Value                85.00    108.00      108.33       91.66      73.33

FINANCIAL RATIOS
Return on Average Equity (2) 9.5%     11.7%       11.6%       10.9%      10.6%
Return on Average Assets     1.0%      1.3%        1.3%        1.3%       1.2%
Return on Average
 Earning Assets              1.1%      1.4%        1.4%        1.4%       1.4%
Net Interest Margin         4.58%     4.61%       4.72%       4.88%      5.16%
Dividend Payout Ratio       38.5%     33.0%       31.2%       32.8%      32.9%
Allowance for Loan
 Losses/Total Loans           .02       .02         .02         .02        .02
Non Performing Loans to
 Total Loans                 .017      .006        .005        .007       .007
Non Performing Assets
 to Total Assets             .010      .003        .004        .005       .008
Efficiency Ratio            69.9%     63.7%       64.3%       66.5%      67.2%
Loan to Deposit Ratio       83.5%     66.2%       58.7%       60.4%      60.7%

BALANCE SHEET
Deposits                 $245,581  $192,848    $188,029    $177,386   $166,445
Loans                     205,019   127,623     110,399     107,062    101,044
Securities (1)            109,958   107,509     111,304      96,065     81,568
Shareholders' Equity (2)   31,586    29,771      27,577      25,565     23,885
Total Assets              348,242   257,850     251,195     222,560    202,066


(1) Carrying value. Includes available for sale securities with cost of $100,678, $102,488, $101,610, $59,983 and $75,095 at December 31,
  2000, 1999, 1998, 1997 and 1996, respectively.

(2) Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of ($466,522), ($2,128,324), $1,162,032, $437,749 and ($171,460) at December 31, 2000, 1999,
   1998, 1997 and 1996, respectively.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and with Management's Discussion and Analysis of Financial Condition and Results of
Operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2000 Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     (A) The financial statements required are contained in the Company's 2000 Annual Report and are incorporated herein by reference.
          (See item 14 (a) )
     (B) The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:

                                       QUARTERLY RESULTS OF OPERATIONS
                                                 (Unaudited)

                                              THREE MONTHS ENDED

                                   Mar 31   June 30  Sept 30  Dec 31

2000

Interest income                      $4,432  $4,547   $5,219 $6,276
Interest expense                      1,800   1,986    2,483  3,029
Net interest income                   2,632   2,561    2,736  3,247
Provision for loan losses                30      45      101    195
Income before income taxes            1,157     873    1,081    966
Applicable income taxes                 330     247      354    146
Net income                              827     626      727    820
Per common share:
  Basic                                1.43    1.08     1.26   1.42

                                              THREE MONTHS ENDED

                                   Mar 31   June 30  Sept 30  Dec 31

1999

Interest income                      $4,262  $4,211   $4,350 $4,442
Interest expense                      1,749   1,744    1,768  1,835
Net interest income                   2,513   2,467    2,582  2,607
Provision for loan losses                65      45       45     45
Income before income taxes            1,515     967    1,140  1,110
Applicable income taxes                 470     306      342    259
Net income                            1,045     661      798    851
Per common share:
  Basic                                2.15    1.14     1.38   1.13


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported in 8K filing in 1995.

                                PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item (and Items 11, 12 and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated April 20, 2001 for its regular annual meeting of shareholders to be held May 17, 2001 where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF, ELECTION OF DIRECTORS, EXECUTIVE OFFICERS AND COMPENSATION OF DIRECTORS AND
EXECUTIVE OFFICERS."

ITEM 11:  EXECUTIVE COMPENSATION

See Item 10.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See Item 10.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10.

                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Exhibits

        (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to Shareholders for its fiscal year ended December 31, 2000 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

     Consolidated Balance Sheets
       December 31, 2000 and 1999                                        20
     Consolidated Statements of Income
       For the years ended December 31, 2000, 1999 and 1998              21
     Consolidated Statements of Changes in Shareholders' Equity
       For the years ended December 31, 2000, 1999 and 1998              22
     Consolidated Statements of Cash Flow
       For the years ended December 31, 2000, 1999 and 1998            23-24
     Notes to Consolidated Financial Statements                        25-41
     Independent Auditors Opinion                                        42

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

                                        Pension Plan for the employees
                                        of Union Trust Company

                                        401 (k) Profit Sharing Plan for
                                        the employees of Union Trust Company

                                        Stock Purchase Plan for the employees
                                        of Union Trust Company

                       11               Computation of earnings per
                                        share, isincorporated herein by
                                        reference to Note 1 to the Consolidated
                                        Financial Statements on page
                                        25 of the 2000 Annual Report to
                                        Shareholders' attached hereto as
                                        Exhibit 13.

                       13 The registrant's Annual Report to Shareholders' for its fiscal year ended December 31, 2000.
                                        This exhibit, except for those
                                        portions thereof expressly incorporated
                                        by reference into the Form 10 K annual
                                        report, is furnished for the
                                        information of the Commission only
                                        and is not to be "filed" as part of
                                        the report.

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

UNION BANKSHARES COMPANY                UNION BANKSHARES COMPANY


By:  ___________________________        By:____________________________
     Peter A. Blyberg, President             Sally J. Hutchins
     and Chief Executive Officer             Senior Vice President and
                                             Treasurer


Date:

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                     Arthur J. Billings, Director
                                     Peter A. Blyberg, Director
                                     Robert S. Boit, Director
                                     Blake B. Brown, Director
                                     Richard C. Carver, Director
                                     Peter A. Clapp, Director
                                     Samuel G. Cohen, Director
                                     Sandra H. Collier, Director
                                     Robert B. Fernald, Director
                                     Douglas A. Gott, Director
                                     James L. Markos, Jr., Director
                                     Casper G. Sargent, Director
                                     John V. Sawyer, II, Director
                                     Stephen C. Shea, Director
                                     Robert W. Spear, Director
                                     Richard W. Teele, Director
                                     Paul L. Tracy, Director
                                     Richard W. Whitney, Director