Form 10-Q
period 2001-03-31
UNION BANKSHARES CO/ME
filed 2001-05-14
CIK 745083

7

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of March 31, 2001.

          Class                         Outstanding at March 31, 2001
(Common stock, $12.50 Par Value)         577,807

                            UNION BANKSHARES COMPANY

                               INDEX TO FORM 10-Q

PART I    Financial Information                                      Page No.

     Item l:   Financial Statements

          Independent Accountants' Report                               3

          Condensed Consolidated Balance Sheets -                       4
          March 31, 2001, March 31, 2000, December 31, 2000

          Condensed Consolidated Statements of Income -                 5
          three months ended March 31, 2001 and March 31, 2000

          Condensed Consolidated Statements of Cash Flows -             6
          three months ended March 31, 2001 and March 31, 2000

          Consolidated Statements of Changes in Shareholders' Equity    8
          three months ended March 31, 2001 and 2000

     Item 2:   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     9-17

PART II   Other Information

     Item 1:   Legal Proceedings                                        17

     Item 2:   Changes in Securities                                    17

     Item 3:   Defaults Upon Senior Securities                          17

     Item 4:   Submission of Matters to a Vote of Security Holders      18

     Item 5:   Other Information                                        18

     Item 6:   Exhibits and Reports on Form 8-K                         18

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Union Bankshares Company



We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of March 31, 2001 and 2000, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



Berry Dunn McNeil & Parker
Portland, Maine
May 2, 2001

                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      March 31      March 31    December 31
                                        2001          2000          2000
                                    (Unaudited)   (Unaudited)    (Audited)*
ASSETS
Cash and due from banks            $ 10,169,258  $  9,748,149  $ 10,309,649
Federal funds sold                    7,044,291        41,450        43,829
Cash and cash equivalents            17,213,549     9,789,599    10,353,478
Available for sale securities        92,023,617    97,494,041   101,458,470
Held to maturity securities, at cost  3,848,268     4,232,912     3,851,461
Other investment securities, at cost  5,039,950     3,557,700     4,968,350
Loans (net of deferred fees)        204,202,390   126,840,879   204,931,089
Less:  Allowance for loan losses      3,460,271     2,618,378     3,376,395
Net Loans                          $200,742,119  $124,222,501  $201,554,694

Premises, furniture & equip net       6,561,927     3,070,610     6,371,464
Deferred tax asset                            0     1,470,936       233,749
CSV life insurance                    6,650,505     6,296,524     6,578,657
Core deposit intangible                 296,033             0       307,619
Goodwill                              6,484,432       164,939     6,572,652
Other assets                          5,868,433     5,276,999     5,991,532
Total Assets                       $344,728,833  $255,576,761  $348,242,126

LIABILITIES
Deposits:
  Demand                           $ 26,117,837  $ 21,104,917  $ 28,313,749
  Savings                           104,221,354    87,086,991   109,801,146
  Time                              113,299,455    74,660,374   107,465,822
Total Deposits                      243,638,646   182,852,282   245,580,717
Borrowed funds                       49,666,250    28,451,250    51,123,250
Sweep repurchase                     12,741,489    11,760,052    15,079,311
Accrued expenses & other liabilities  5,879,992     5,024,365     5,339,174
Total Liabilities                  $311,926,377  $228,087,949  $317,122,452
Commitments (Note D)

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.  Authorized
  1,200,000 shares, issued 582,394 shares
  in 2001 and 2000                 $  7,279,925  $  7,279,925  $  7,279,925
Surplus                               3,963,116     3,963,533     3,963,472
Retained Earnings                    21,153,032    19,374,395    20,682,146
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain/(Loss) on Securities
 Available for Sale                     719,124   (2,872,575)     (466,522)
Less:  Treasury Stock (4,587 shares as of
 March 31, 2001, 4,058 shares as of March
 31, 2000 and 4,900 shares as of December
 31, 2000)                              312,741       256,466      339,347
Total Shareholders' Equity         $ 32,802,456  $ 27,488,812  $ 31,119,674
Total Liabilities &
 Shareholders' Equity              $344,728,833  $255,576,761  $348,242,126

*Condensed from audited financial statements

See Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                             Three Months Ended - March 31,
                                                    2001          2000
INTEREST INCOME
  Interest and Fees on Loans                    $4,328,626    $2,603,882
  Interest and Fees on Municipal Loans and Bonds   258,960       240,714
  Interest and Dividends on Securities           1,481,567     1,579,357
  Interest on Federal Funds Sold                    31,488        11,476
  Amortization & Accretion - Net                    86,360        (3,795)
     Total Interest Earned                       6,187,001     4,431,634

INTEREST EXPENSE
  Interest on Deposits                           2,145,235     1,355,879
  Interest on Funds Purchased/Borrowed             911,666       444,037
    Total Interest Expense                       3,056,901     1,799,916

NET INTEREST INCOME                              3,130,100     2,631,718
  Provision for Loan Losses                         75,000        30,000

NET INTEREST INCOME AFTER LOAN LOSS PROVISION    3,055,100     2,601,718

NONINTEREST INCOME
  Service Charges on Deposit Accounts              309,186       207,769
  Trust Department                                 324,285       251,695
  Safe Deposit Box Rental Fees                      22,069        18,429
  Other Income                                     418,204       242,956
     Total Noninterest Income                    1,073,744       720,849

NONINTEREST EXPENSE
  Salaries and Employee Benefits                 1,453,142     1,129,569
  Building Maintenance & Operations                228,992       144,521
  FDIC Insurance                                    23,918        19,986
  Net Securities Losses                                  0        24,743
  Other Expenses                                 1,363,002       847,226
     Total Noninterest Expense                   3,069,054     2,166,045

INCOME BEFORE TAXES                              1,059,790     1,156,522
  Income Taxes                                     300,000       330,000

NET INCOME                                      $  759,790    $  826,522

Per Share Data:
  Net Income                                         $1.31         $1.43
  Dividends Declared                                $  .50        $  .50

See Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                     2001         2000
Net Cash Flows Provided by Operating Activities:
  Net Income                                     $ 759,790     $ 826,522
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                 200,182       101,125
     Provision for loan losses                      75,000        30,000
     Net securities losses                               0        24,743
     Net change in other assets                    185,809     (433,220)
     Net change in other liabilities               109,674     (498,394)
    Net amortization of premium (accretion
     of discount) on investments                 (136,040)        17,647
     Net change in deferred loan origination fees    9,178       (6,574)
     Origination of loans held for sale        (2,484,571)     (722,100)
     Proceeds from loans held for sale           2,468,846       805,463
     Total adjustments                             428,078     (681,310)
  Net cash provided by operating activities      1,187,868       145,212
Cash Flows From Investing Activities:
     Purchase of securities available for sale (2,000,000) (1,051,671) Proceeds from sales of securities
      available for sale                                 0       954,940
     Proceeds from maturities of securities
      available for sale                        13,333,998     1,689,123
     Net change in loans to customers                            728,397
773,752
     Capital expenditures                        (390,645)     (184,163)
   Net cash provided by investing activities 11,671,750 2,181,981 Cash Flows From Financing Activities:
     Net increase/(decrease) in other
      borrowed funds                           (3,794,822)     8,619,629
     Net decrease in demand, savings and
      money market accounts                    (7,775,704)   (9,244,286)
     Net increase/(decrease) in time deposits    5,833,633     (751,266)
     Purchase of treasury stock                   (21,250)             0
     Proceeds from sale of treasury stock           47,500        52,705
     Dividends paid                              (288,904)     (289,155)
Net cash used by financing activities                        (5,999,547)
(1,612,373)
Net increase in cash and cash equivalents        6,860,071       714,820
Cash and cash equivalents at beginning of year  10,353,478     9,074,779
Cash and cash equivalents at end of period    $17,213,549    $ 9,789,599

      Supplemental Schedule of Non-Cash Investing and Financing Activities
                                            2001        2000
Net increase as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities             (1,796,433)  $(1,100,502)
     Deferred income/(expense) tax liability       610,787       356,251
Net unrealized gain/(loss) on available
  for sale securities                         $(1,185,646)  $  (744,251)


See Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 2001 and 2000
(Unaudited)
                                                           ACCUMULATED
                                                              OTHER    SHARE-
                      COMMON              TREASURY  RETAINEDCOMPREHENSIVEHO
LDER'S
                      STOCK    SURPLUS     STOCK    EARNINGS  INCOME   EQUITY
                                                              (LOSS)
Balance at December 31, 1999$7,279,925 $3,963,533 $(309,171)$18,837,028$(2,128
,324)            $27,642,991

Net income, three months ended
 March 31, 2000                   0  0         0     826,522       0   826,522
Change in net unrealized gain
(loss) on available for sale
securities, net of tax of $356,251   0         0           0       0 (744,251)(744,251)
Total Comprehensive Income 0         0         0     826,522(744,251)   82,271
Sale of 488 shares Treasury stock    0         0      52,705       0         0 52,705
Cash dividends declared    0         0         0   (289,155)       0 (289,155)
Balance at March 31, 2000$7,279,925$3,963,533$(256,466)$19,374,395$(2,872,575)$27,488,812

Balance at December 31, 2000$7,279,925 $3,963,472 $(339,347)$20,682,146$(466,5
22)              $31,119,674

Net income, three months ended
 March 31, 2001            0         0         0     759,790       0   759,790
Change in net unrealized gain
(loss) on available for sale
securities, net of tax of $610,787   0         0           0       0 1,185,6461,185,646
Total Comprehensive Income 0         0         0     759,7901,185,6461,945,436
Sale of 563 shares Treasury stock     0    (356)      47,856       0         0 47,500
Repurchase of 250 shares Treasury stock         0          0(21,250)         0      0   (21,250)
Cash dividends declared    0         0         0   (288,904)       0 (288,904)
Balance at March 31, 2001$7,279,925$3,963,116$(312,741)$21,153,032$   719,124$
32,802,456



See Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
                                    Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company (the Company) and its subsidiary, Union Trust Company (the Bank) as of March 31, 2001 and 2000 and for the three month periods are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2000.

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted average shares for the three months ended March 31, 2001 and 2000 were 577,562 and 578,165, respectively.

(C)  Intangible Assets

Goodwill is being amortized using the straight line method over 15 years. Core deposit intangible is being amortized using the straight line method over 7 years. Amortization charged to operations is $123,949 in 2001.

(D)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 2001 and 2000, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                   March 31
                                                  (000's omitted)
                                              2001          2000
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
         1-4 family residential properties,
         e.g., Home Equity lines            $6,835      $6,648
  B.   Credit card lines                       6,443       6,402
  C.   Secured real estate loans               8,744       3,471
  D.   Other                                  19,48217,572

2.   Financial Standby Letters of Credit:       51          82

(E)  Regulatory Agencies

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Banking of the State of Maine.

(F)  Classified Loans

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

SFAS No. 133, establishes accounting and reporting standards for derivative instruments and for hedging activity. The Company adopted SFAS No. 133 effective July 1, 1998. During the three months ended March 31, 2001 and the year ended December 31, 2000, the Company did not hold any derivative instruments and management does not expect to enter into derivative transactions in the near future. The effect of adopting SFAS No. 133 on the consolidated financial statements of the Company was limited to the transfer of securities from held to maturity to available for sale.

SFAS No. 137 and 138, which amend SFAS No. 133 and establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities, are effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. These statements did not have any impact to the Company's consolidated financial condition and results of operations upon implementation.

SFAS No. 140 replaces SFAS No. 125. It is effective for transfers occurring after March 31, 2001. The Company does not expect this statement to have any material impact to its consolidated financial condition and results of operations.

               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


Earnings and Performance Overview

The following discussion and analysis focuses on the factors affecting Union Bankshares Company (The Company) financial condition at March 31, 2001 as compared to March 31, 2000.

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

Net Income

The Company reported for the first three months of 2001 net income of $759,790 versus $826,522 for the same period in 2000.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                         March 31,
                                              2001        2000
Earnings Per Share                               1.31        1.43
Return on Average Shareholders Equity                        2.28%A   2.75%B
Return on Average Assets                         0.22%A      0.33%B
Return on Average Earning Assets                 0.23%A      0.36%B

A=annualized returns are:  9.12%, .88%, and .92%, respectively.
B=annualized returns are:  11.00%, 1.32%, and 1.44%, respectively.

The decrease in net income for the first quarter of 2001 versus the first quarter in 2000 was not unexpected due to margin compression (primarily the result of declining interest rates) and 2001 results reflecting the acquisition of The Waldoboro Bank, FSB.

As a result of narrowing margins (offset in part by loan growth attributable to the acquisition and a strong sales effort), net interest income was up $498,382 or 18.9% from the same period last year. Overall margin compression, increased competition and pricing pressures continue to be a significant factor in the Bank's ability to grow net interest income at a faster pace.

The increase in noninterest income results from improvements in all categories, including loan department fees, bankcard fees, trust fees and customer account fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses increased $927,752 from the same period in 2000 due to increased staffing and the expenses related to upgrading equipment and facilities and the acquisition of The Waldoboro Bank, FSB. 2001 results reflect a 15 branch organization whereas 2000 numbers reflect an 11 branch organization.

During 2001, the Company is continuing to implement specific strategic priorities that will focus on increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company will also focus on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties, in addition to our newest market area in the Mid-Coast region - Knox, Lincoln and Waldo counties. While the economy of Hancock and Washington counties continues to lag the national trend, our newest market area has been named as one of the fastest growing areas in the state. The Bank will continue to operate in a conservative planned manner. We are growing according to our strategic plan and remain within the parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

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

Net interest income for the first quarter of 2001 was $3,130,100, up $498,382 or 18.9% over the same period in 2000.

The following table illustrates the Bank's net interest spread position:

         Three Months Ended March 31,
     2001                                        2000

Yield on Earning Assets                         8.01%       7.57%
Cost of all Funds                               3.59%       2.94%
Net Interest Spread                             4.42%       4.63%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spread and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three month period ended March 31, 2001, increased $45,000 to $75,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at March 31, 2001 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, including consideration of loans placed on non-accrual status during the first quarter and increased loan growth, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

The Bank has a Loan Review Program whereby an independent loan review service firm conducted a review of the commercial loan portfolio. The review included updates to comments on all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, non accrual loans over $100,000, new (closed) and renewed loans over $100,000 as well as the adequacy of the loan loss reserve.

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

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                      (000's Omitted)
                   Three Months Ended
     March 31,
                                 2001                     2000
1.   Nonaccrual Loans                                    2,981       1,600
2.   Loans past due 90 days & accruing                                 199
  360
3.   Restructured loans                                      0           0
4.   Other real estate owned (including
 insubstance foreclosure)                                    0           0
5.   Total nonperforming assets                          3,180       1,960
6.   Ratio of total nonperforming loans to
capital and the allowance for loan
losses (Texas ratio)                                     8.95%       5.94%
7.   Ratio of net chargeoffs to loans                             -.00004%
  .0003%
8.   Ratio of allowance for loan losses to loans         1.69%       2.06%
9.   Coverage ratio (allowance for loan losses
divided by nonperforming assets)                       108.81%     133.57%
10.  Ratio of nonperforming assets to total assets        .92%        .77%
11.  Ratio of nonperforming loans to total loans         1.56%       1.55%

NONINTEREST INCOME

The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services.

Noninterest income, excluding one time gains/(losses), increased $352,895 or 49.0% during the first quarter of 2001 versus 2000.

This increase is primarily due to an increase in loan department income of $107,656 or 174.4%, increases in credit card income of $27,661 or 20.3%, trust income of $72,590 or 28.8% and customer account fees of $101,417 or 48.8%.

Net security gains/(losses) amounted to $0 and $(24,743) for the three months ended March 31, 2001 and 2000, respectively.

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

Noninterest expenses increased $927,752 or 43.4% for the first quarter of 2001 versus the first quarter of 2000. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities and the acquisition of The Waldoboro Bank, FSB.

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

The status of the Bank's income tax expense is as follows:

                                  TaxExpense          Effective Rate
                               2001       2000         2001    2000
Three Months Ended March 31, $300,000   $330,000       28.3%   28.5%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 2000 as provided on page 10 in the Bank's 2000 Annual Report. Data as of March 31, 2001 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                   Per Share

March 31, 2001                  $32,083,332          $55.53
March 31, 2000                  $30,361,387          $52.50
December 31, 2000               $31,586,196          $54.70

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 2001, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at March 31, 2001 exceeded the minimums established by the Federal Reserve Board as follows:

                                                    Minimum Regulatory
                                      March 31, 2001   Requirements

Leverage Capital Ratio                     7.0             3.0%
Risk Based Ratio                          13.0             8.0%
Tier 1 Ratio                              11.8             4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the first quarter of 2001 and 2000.

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

As of March 31, 2001, Union Trust Company is liability sensitive. The Bank remains liability sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates rise.

As of March 31, 2001, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 81%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 6% or 94% matched, and $140,566,000 in assets and $172,920,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                      March 31,
                                                 2001             2000
Net cash from operations                     $ 1,187,868      $   145,212
Net cash from investing activities           $11,671,750      $ 2,181,981
Net cash used by financing activities                        $(5,999,547)
$(1,612,373)
Net increase                                 $ 6,860,071      $   714,820



BALANCE SHEET ANALYSIS

Total assets at March 31, 2001 were $344,728,833, a decrease of $3,513,293 or 1.01% from December 31, 2000. The change in assets consisted primarily of a $812,575 or .40% decrease in loans, a decrease of $140,391 or 1.36% in cash and due from banks, and a decrease in other assets of $123,099 or 2.05%. On the liability side, there was a decrease of $1,942,071 or .79% in deposits and $3,794,822 or 5.73% in borrowings and sweep repurchase agreements.

The following financial statistics give a general overview and profile of the
Company:

                               As of March 31,        Increase
                               2001        2000      (Decrease)

Total Assets               $344,728,833     $255,576,761    $ 89,152,072
Total Earnings Assets      $308,698,245     $229,548,604    $ 79,149,641
Loans, Net                 $200,742,119     $124,222,501    $ 76,519,618
Assets AFS at Market       $ 92,023,617     $ 97,494,041   $ (5,470,424)
Assets Held to Maturity    $   ,848,268     $  4,232,912   $   (384,644)
Deposits                   $243,638,646     $182,852,282    $ 60,786,364
Borrowings and Sweep
 Repurchase Agreements     $ 62,407,739     $ 40,211,302    $ 22,196,437
Capital                    $ 32,802,456     $ 27,488,812    $  5,313,644

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $4,372,818 to $100,911,835 or 29.2% of total assets as of March 31, 2001, as compared to 41.2% at March 31, 2000. A portion of this decrease is due to the normal course of maturities, principal payments and security sales.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth in most of the Bank's market area, in particular the mid-coast region. Net loans as of March 31, 2001 were $200,742,119, an increase of $76,519,618 or 61.6% from March 31, 2000.
This resulted primarily from the merger of Waldoboro Bank FSB and Union Trust Company and a continuation of the strong loan growth experienced by the Company during 2001.

Residential real estate mortgage loans as of March 31, 2001 increased by $56,431,461 or 108.9% over March 31, 2000 results. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. It should be noted that the Bank has sold and serviced $75,028,571 of real estate loans and $3,275,423 of commercial mortgages and has $335,850 of loans held for sale at March 31, 2001.

Commercial loans increased at March 31, 2001 by $13,045,353 or 29.1% over the same period in 2000. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Union Trust Company focuses on lending to the wide array of financially sound small to medium-sized businesses within its service area.

Consumer loans increased at March 31, 2001 by $6,401,693 or 29.9% over March 31, 2000. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

The section of management's discussion and analysis entitled "Provision for Loan Losses" clearly indicates the quality of the loan portfolio at March 31, 2001.

The Bank's loan to deposit ratio was 83.8% and the allowance for loan losses was 1.69% of total loans at March 31, 2001.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.


DEPOSITS

Total deposits as of March 31, 2001 increased $60,786,364, or 33.2% over March 31, 2000, primarily due to the acquisition of Waldoboro Bank FSB. The Company continues to offer competitive interest rates on its products offered and maintains an active calling program. The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

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

BORROWINGS AND SWEEP REPURCHASE AGREEMENTS

Total advances from the Federal Home Bank (FHLB) as of March 31, 2001 increased $21,215,000 or 74.6% over March 31, 2000. A portion of this increase was to fund new loan originations for 2001, but primarily it was due to Union Trust Company assuming Waldoboro Bank FSB's FHLB advances.

Sweep repurchase agreements totaling $12,741,489 as of March 31, 2001 versus $11,760,052 as of March 31, 2000 increased $981,437 or 8.3%. The increase was primarily due to competitive rates and account features.



                                     PART II

Item 1:                       N/A

Item 2:                       N/A

Item 3:                       N/A

Item 4:                       N/A

Item 5:                       N/A

Item 6:Exhibits and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended March 31, 2001, the Registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          UNION BANKSHARES COMPANY

                          Peter A. Blyberg, President

                          Sally J. Hutchins, Senior Vice President /Treasurer

May 14, 2001