Form 10-Q
period 2001-06-30
UNION BANKSHARES CO/ME
filed 2001-08-15
CIK 745083

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-Q

(Mark One)
(  x  )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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

YES   XXX   NO_____

     Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

          Class                         Outstanding at June 30, 2001
(Common stock, $12.50 Par Value)                 577,495

                            UNION BANKSHARES COMPANY

                               INDEX TO FORM 10-Q

PART I         Financial Information                         Page No.

          Item l:                                      Financial Statements

               Independent Accountants' Report                  3

               Condensed Consolidated Balance Sheets -          4
               June 30, 2001, June 30, 2000, December 31, 2000

               Condensed Consolidated Statements of Income -   5-6
               six months ended June 30, 2001 and June 30, 2000
               three months ended June 30, 2001 and June 30, 2000

               Condensed Consolidated Statements of Cash Flows -7
               six months ended June 30, 2001 and June 30, 2000

               Consolidated Statements of Changes in Shareholders' Equity 9 six months ended June 30, 2001 and 2000

          Item 2:   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations       12-18

          Item 3:   Quantitative and Qualitative Disclosures About Market
                    Risk                                        18

PART II        Other Information

          Item 1:   Legal Proceedings                           19

          Item 2:   Changes in Securities                       19

          Item 3:   Defaults Upon Senior Securities             19

          Item 4:   Submission of Matters to a Vote of
                    Security Holders                            19

          Item 5:   Other Information                           19

          Item 6:   Exhibits and Reports on Form 8-K            19

INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors and Shareholders
Union Bankshares Company



We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2001 and 2000, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U. S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U. S. generally accepted accounting principles.



Berry Dunn McNeil & Parker
Portland, Maine
August 9, 2001






                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                      June 30       June 30     December 31
                                        2001          2000          2000
                                   (Unaudited)    (Unaudited)    (Audited)*

ASSETS
Cash and due from banks           $ 11,085,947    $ 9,827,250  $ 10,309,649
Federal funds sold                      62,267         42,078        43,829
Cash and cash equivalents           11,148,214      9,869,328    10,353,478
Available for sale securities       85,190,037     95,315,872   101,458,470
Held to maturity securities, at cost 3,845,075      4,260,070     3,851,461
Other investment securities, at cost 5,039,950      3,557,700     4,968,350
Loans (net of deferred fees)       213,989,385    138,060,361   204,931,089
Less:  Allowance for loan losses      3,457,812     2,538,331     3,376,395
Net Loans                         $210,531,573   $135,522,030  $201,554,694

Premises, furniture & equip net      6,710,750      3,512,983     6,371,464
Deferred tax asset                   1,490,795      1,418,679       233,749
CSV life insurance                   6,722,353      6,349,919     6,578,657
Core deposit intangible                284,348              0       307,619
Goodwill                             6,371,332              0     6,572,652
Other assets                         4,385,754      5,957,163     5,991,532
Total Assets                      $341,720,181   $265,763,744  $348,242,126

LIABILITIES
Deposits:
  Demand                         $  28,329,572  $  23,008,331 $  28,313,749
  Savings                          109,851,533     88,667,000   109,801,146
  Time                             106,624,757     75,959,820   107,465,822
Total Deposits                     244,805,862    187,635,151   245,580,717
Borrowed funds                      51,680,250     35,411,250    51,123,250
Sweep repurchase                     6,913,518     10,015,393    15,079,311
Accrued expenses & other liabilities  5,351,973     4,862,173     5,339,174
Total Liabilities                 $308,751,603   $237,923,967  $317,122,452
Commitments (Note D)

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.  Authorized
  1,200,000 shares, issued 582,394 shares
  in 2001 and 2000.             $    7,279,925 $    7,279,925 $   7,279,925
Surplus                              3,963,116      3,963,533     3,963,472
Retained Earnings                   21,436,912     19,712,149    20,682,146
Accumulated Other Comprehensive Income (Loss)
   Net Unrealized Gain/(Loss) on
   Securities Available for Sale       621,022    (2,774,105)     (466,522)
Less:  Treasury Stock (4,899 shares as of
  June 30, 2001, 4,928 shares as of June
  30, 2000 and 4,900 shares as of
  December 31, 2000)                   332,397        341,725       339,347
Total Shareholders' Equity       $  32,968,578  $  27,839,777 $  31,119,674
Total Liabilities & Shareholders'
 Equity                           $341,720,181   $265,763,744  $348,242,126

*Condensed from audited financial statements

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.
                            UNION BANKSHARES COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                      Six Months Ended - June 30,
                                            2001        2000
INTEREST INCOME
  Interest and Fees on Loans            $8,584,842  $5,320,814
  Interest and Fees on Municipal Loans and Bonds559,980503,733
  Interest and Dividends on Securities   2,775,835   3,136,412
  Interest on Federal Funds Sold            84,212      18,171
  Amortization & Accretion - Net            96,665         (399)
     Total Interest Earned              12,101,534   8,978,731

INTEREST EXPENSE
  Interest on Deposits                   4,181,811   2,758,002
  Interest on Funds Purchased/Borrowed   1,670,498   1,028,165
    Total Interest Expense               5,852,309   3,786,167

NET INTEREST INCOME                      6,249,225   5,192,564
  Provision for Loan Losses                150,000      75,000

NET INTEREST INCOME AFTER LOAN PROVISION 6,099,225   5,117,564

NONINTEREST INCOME
  Exchange, Commission & Fees              651,204     439,598
  Trust Department                         633,209     543,640
  Safe Deposit Box Rental Fees              41,739      35,328
  Other Income                             891,278     524,523
     Total Noninterest Income            2,217,430   1,543,089

NONINTEREST EXPENSE
  Salaries and Employee Benefits         3,184,443   2,482,288
  Building Maintenance & Operations        439,073     274,678
  FDIC Insurance                            35,164      29,189
  Net Securities Losses                          0      43,914
  Other Expenses                         2,783,556   1,800,569
     Total Noninterest Expense           6,442,236   4,630,638

INCOME BEFORE TAXES                      1,874,419   2,030,015
  Income Taxes                             542,000     577,000

NET INCOME                              $1,332,419  $1,453,015

Per Share Data:
  Net Income                                 $2.31       $2.52
  Dividends Declared                         $1.00       $1.00

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.
                            UNION BANKSHARES COMPANY
                   Condensed Consolidated Statements of Income
                                   (UNAUDITED)

                                     Three Months Ended - June 30,
                                            2001        2000
INTEREST INCOME
  Interest and Fees on Loans            $4,256,216  $2,716,932
  Interest and Fees on Municipal
    Loans and Bonds                        301,020     263,019
  Interest and Dividends on Securities   1,294,268   1,557,055
  Interest on Federal Funds Sold            52,724       6,695
  Amortization & Accretion - Net            10,305        3,396
     Total Interest Earned               5,914,533   4,547,097

INTEREST EXPENSE
  Interest on Deposits                   2,036,576   1,402,123
  Interest on Funds Purchased/Borrowed     758,832     584,128
    Total Interest Expense               2,795,408   1,986,251

NET INTEREST INCOME                      3,119,125   2,560,846
  Provision for Loan Losses                 75,000      45,000

NET INTEREST INCOME AFTER LOAN PROVISION 3,044,125   2,515,846

NONINTEREST INCOME
  Exchange, Commission & Fees              342,018     231,829
  Trust Department                         308,924     291,945
  Safe Deposit Box Rental Fees              19,670      16,899
  Other Income                             473,074     281,567
     Total Noninterest Income            1,143,686     822,240

NONINTEREST EXPENSE
  Salaries and Employee Benefits         1,731,301   1,352,719
  Building Maintenance & Operations        210,081     130,157
  FDIC Insurance                            11,246       9,203
  Net Securities Losses                          0      19,171
  Other Expenses                         1,420,554     953,343
     Total Noninterest Expense           3,373,182   2,464,593

INCOME BEFORE TAXES                        814,629     873,493
  Income Taxes                             242,000     247,000

NET INCOME                              $  572,629  $  626,493

Per Share Data:
  Net Income                                $  .99       $1.08
  Dividends Declared                        $  .50      $  .50

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.
                     UNION BANKSHARES COMPANY AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                 For the Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                  2001               2000
Net Cash Flows Provided by Operating Activities:
  Net Income                                   $  1,332,419     $  1,453,015
    Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                  671,654          229,186
     Provision for loan losses                      150,000           75,000
     (Gain) loss on sale of equipment                                  (684)
33,526
     Net securities losses                                0           43,914
     Net change in other assets                      20,903        (964,502)
     Net change in other liabilities              (382,672)        (669,243)
    Net amortization of premium (accretion
     of discount) on investments                  (188,728)           25,877
    Net change in deferred loan origination fees      6,235            1,291
     Origination of loans held for sale         (8,936,942)      (2,022,065)
     Proceeds from loans held for sale            8,343,744        2,454,329
     Total adjustments                            (316,490)        (792,687)
  Net cash provided by operating activities       1,015,929          660,328
Cash Flows From Investing Activities:
     Purchase of securities available for sale  (4,447,277)      (3,031,053)
     Purchase of securities held to maturity              0         (50,000)
     Proceeds from sales of securities
      available for sale                                  0        2,830,309
     Proceeds from sales of fixed assets              8,000                0
    Proceeds from maturities of securities
      available for sale                         23,099,571        3,720,641
     Proceeds from maturities of securities
      held to maturity                                    0           19,250
     Net change in loans to customers                            (9,133,114)
(10,578,642)
     Increase in other assets                      (24,144)                0
     Capital expenditures                         (769,521)        (788,123)
   Net cash used in investing activities          8,733,515      (7,877,618)
Cash Flows From Financing Activities:
     Net increase/(decrease) in other
      borrowed funds                            (7,608,794)       13,834,970
     Net increase/(decrease) in demand,
      savings and money market accounts              66,210      (6,103,946)
     Net increase/(decrease) in time deposits     (841,065)          891,263
     Purchase of treasury stock                    (40,906)         (85,259)
     Proceeds from sale of treasury stock            47,500           52,705
     Dividends paid                               (577,653)        (577,894)
  Net cash used by financing activities         (8,954,708)        8,011,839

Net increase in cash and cash equivalents           794,736          794,549
Cash and cash equivalents at beginning of year   10,353,478        9,074,779
Cash and cash equivalents at end of period      $11,148,214       $9,869,328

      Supplemental Schedule of Non-Cash Investing and Financing Activities
                                                     2001                  2000
Net increase as a result of adopting Statement
  of Financial Accounting Standards No. 115
     Available for sale securities                1,647,794          969,276
     Deferred income tax liability                (560,250)        (323,495)
Net unrealized gain on available for
  sale securities                                $1,087,544      $   645,781

The Company converted construction in process costs totaling $421,340 to fixed assets of the same amount.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.



UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 2001 and 2000
(Unaudited)
                                                    ACCUMULATED
                                                       OTHER       SHARE-
          COMMON               TREASURY   RETAINED COMPREHENSIVE   HOLDERS'
          STOCK     SURPLUS     STOCK     EARNINGS     INCOME      EQUITY
                                                       (LOSS)

Balance at December 31,
1999    $7,279,925 $3,963,533 $(309,171)$18,837,028 ($2,128,324)$27,642,991

Net income, six months
 ended June 30,
 2000            0          0         0   1,453,015           0   1,453,015
Change in net unrealized
 gain (loss) on available
 for sale securities,
 net of tax of
 $(323,495)      0          0         0           0    (645,781)   (645,781)
Net Comprehensive
 Income          0          0         0   1,453,015    (645,781)    807,234
Sale of 488
 shares Treasury
 stock           0          0    52,705           0           0      52,705
Repurchase of 870
 shares Treasury
 stock           0          0   (85,259)          0           0    (85,259)
Cash dividends
 declared        0          0         0    (577,894)          0    (577,894)
Balance at June 30,
 2000   $7,279,925 $3,963,533 $(341,725)$19,712,149 ($2,774,105)$27,839,777

Balance at December 31,
 2000   $7,279,925 $3,963,472 $(339,347)$20,682,146  ($466,522) $31,119,674

Net income, six months
 ended June 30,
 2001            0          0         0   1,332,419           0   1,332,419
Change in net
 unrealized gain (loss) on
 available
 for sale securities,
 net of tax of
 $(560,250)      0          0         0           0   1,087,544   1,087,544
Total Comprehensive
 Income          0          0         0   1,332,419   1,087,544   2,419,963
Sale of 563
 shares Treasury
 stock           0       (356)   47,856           0           0      47,500
Repurchase of 562
 shares Treasury
 stock           0          0   (40,906)          0           0     (40,906)
Cash dividends
 declared        0          0         0    (577,653)          0    (577,653)
Balance at June 30,
 2001   $7,279,925 $3,963,116 $(332,397)$21,436,912    $621,022 $32,968,578


See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.
                   Notes to Consolidated Financial Statements
                                    Unaudited

(A)  Basis of Presentation

The accompanying consolidated financial statements of Union Bankshares Company (the Company) and its subsidiary, Union Trust Company (the Bank) as of June 30, 2001 and 2000 and for the three- and six month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted average shares for the six months ended June 30, 2001 and 2000 were 577,528 and 577,961, respectively.


(C)   Intangible Assets

Goodwill is being amortized using the straight line method over 15 years. Core deposit intangible is being amortized using the straight line method over 7 years. Amortization charged to operations is $248,735 in 2001.

(D)  Off-Balance Sheet Items

In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 2001, and June 30, 2000, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                   June 30
                                                  (000's omitted)
                                              2001          2000
1.  Unused Commitments:

     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines         $6,917      $6,543
  B.   Credit card lines                       6,372       6,453
  C.   Secured real estate loans              12,333       6,074
  D.   Other                                  17,17018,318

2.   Financial Standby Letters of Credit:       86          82



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

(H)  Recent Accounting Developments

The Financial Accounting Standards Board recently issued the following Statement of Financial Accounting Standards (SFAS):

          SFAS No. 141   Business Combinations
                      SFAS No. 142   Goodwill and Other Intangible Assets


SFAS No. 141 requires that the purchase method be used to account for business combinations initiated June 30, 2001.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002. Management is in the process of evaluating the effects of this statement on the Company's consolidated financial condition and results of operations.


               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


Earnings and Performance Overview

The following discussion and analysis focuses on the factors affecting Union Bankshares Company (The Company) financial condition and results of operation at June 30, 2001 as compared to June 30, 2000.

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

Net Income

The Company reported net income for the three months ended June 30, 2001 of $572,629 versus $626,493 for the same period in 2000, and net income for the first six months of 2001 of $1,332,419 versus $1,453,015 for the same period in 2000.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                                      June 30,
                                                  2001        2000
Earnings Per Share                              $2.31       $2.52
Return on Average Shareholders Equity                        4.16%A   4.90%B
Return on Average Assets                         0.38%A      0.57%B
Return on Average Earning Assets                 0.42%A      0.59%B

A=annualized returns are:    8.32%, .76%, and .84%, respectively.
B=annualized returns are:    9.80%, 1.14%, and 1.18%, respectively.

The decrease in net income for the three and six months ended June 30, 2001 versus the same periods in 2000 is due to margin compression (primarily the result of declining interest rates) and 2001 results reflecting the amortization of goodwill related to the acquisition of The Waldoboro Bank, FSB.

As a result of narrowing margins, (offset in part by loan growth attributable to the acquisition and a strong sales effort), net interest income for the second quarter of 2001 and for the first six months of 2001 was up only $558,279 or 21.8% and $1,056,661 or 20.3%, respectively, from the same periods last year. Overall margin compression, increased competition and pricing pressures continue to be a significant factor in the Bank's ability to grow net interest income at a faster pace.

The increase in noninterest income results from improvements in all categories, including loan department fees, bankcard fees, trust fees and customer account fees.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses, for the second quarter of 2001 and the six months ended June 30, 2001 increased $908,589 and $1,811,598, respectively, from the same periods in 2000 due to increased staffing and the expenses related to upgrading equipment and facilities and the acquisition of The Waldoboro Bank, FSB. 2001 results reflect a 15 branch organization whereas 2000 numbers reflect an 11 branch organization.

During 2001, the Company continues to implement specific strategic priorities that focus on increasing fee based revenues and controlling overall expense. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company also focuses on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

The Bank is constantly monitoring the economy and its effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington Counties, in addition to our newest market area in the Mid-Coast region - Knox, Lincoln and Waldo counties. While the economy of Hancock and Washington counties continues to lag the national trend, our newest market area has been named as one of the fastest growing areas in the state. The Bank continues to operate in a conservative planned manner. We are growing according to our strategic plan and remain within the parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

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

Net interest income for the second quarter of 2001 was $3,119,125, up $558,279 or 21.8% and for the first six months of 2001 was $6,249,225, up $1,056,661 or 20.3% over the same periods in 2000.

The following table illustrates the bank's net interest spread position:

                                            Six Months Ended June 30,
                                                 2001        2000

Yield on Earning Assets                         7.79%       7.84%
Cost of all Funds                               3.40%       3.21%
Net Interest Margin                             4.39%       4.63%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six month period ended June 30, 2001 increased $75,000 to $150,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at June 30, 2001 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans. Based on these analyses, including consideration of loans placed on non-accrual status during the first two quarters and increased loan growth, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

                                                               (000's Omitted)
                                                               Six Months Ended
                                                                   June 30,
                                                                2001     2000
1.      Nonaccrual Loans                                       2,967   1,467
2.      Loans past due 90 days & accruing    42   351
3.      Restructured loans         0    0
4.      Other real estate owned (including
       insubstance foreclosure)                                    0       0
5.      Total nonperforming assets                             3,009   1,818
6.      Ratio of total nonperforming loans to capital and the
     allowance for loan losses (Texas ratio)                   8.38    5.48
7.      Ratio of net chargeoffs to loans                         .032    .0012
8.      Ratio of allowance for loan losses to loans    1.62 1.84
9.      Coverage ratio (allowance for loan losses divided by
     nonperforming assets)                                   114.92  139.60
10.   Ratio of nonperforming assets to total assets              .88     .68
11.   Ratio of nonperforming loans to total loans               1.41     .68

NONINTEREST INCOME

The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services.

Noninterest income, excluding one time gains/(losses), increased $321,446 or 39.1% and $674,341 or 43.7% for the three and six months ended June 30, 2001 over the same periods in 2000.

This increase is primarily due to an increase in loan department income of $207,926 or 115.0%, in trust income of $89,569 or 16.5% and credit card income of $64,776 or 23.9%.

Net security losses amounted to $0 for the three and six months ended June 30, 2001 compared to $19,171 and $43,914 for the same periods in 2000.

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

Noninterest expenses increased $908,589 or 36.9% and $1,811,598 or 39.1% for the three and six months ended June 30, 2001 over the same periods in 2000. The increase was primarily attributable to increased staffing and the expenses related to upgrading equipment and facilities and the acquisition of The Waldoboro Bank, FSB.

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

The status of the Bank's income tax expense is as follows:

                                Tax Expense           Effective Rate
                               2001      2000          2001    2000
Six Months Ended June 30,   $542,000  $577,000         28.9%   28.4%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 2000 as provided on page 10 in the Bank's 2000 Annual Report. Data as of June 30, 2001 is essentially identical to that reported in the Annual Report.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity before accumulated other comprehensive income, was as follows for the following periods:

                                      SHAREHOLDERS' EQUITY
                                    Amount          Book Value
                                                   Per Share

June 30, 2001                   $32,347,556          $56.01
June 30, 2000                   $30,613,882          $53.01
December 31, 2000               $31,586,196          $54.70

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 3% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 2001, the Company had met the minimum capital ratios. In fact, the Bank's strong capital position at June 30, 2001 exceeded the minimums established by the Federal Reserve Board as follows:

                                                    Minimum Regulatory
                                      June 30, 2001    Requirements

Leverage Capital Ratio                     7.54            4.0%
Risk Based Ratio                          13.39            8.0%
Tier I Ratio                              12.13            4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.50 for the second quarter of 2000 and 1999.

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

As of June 30, 2001, Union Trust Company is liability sensitive. The Bank becomes asset sensitive between 37 and 60 month horizons. Bank earnings may be negatively affected, should interest rates rise.

As of June 30, 2001, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 84%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 8% or 92% matched, and $133,701,000 in assets and $159,173,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

                                                             June 30,
                                                        2001         2000
Net cash from operations                           $ 1,015,929 $    660,328
Net cash from (used by) investing activities       $ 8,733,515   $(7,877,618)
Net cash from (used by) financing activities      $(8,954,708)   $ 8,011,839
Net increase                                       $   794,736  $   794,549

BALANCE SHEET ANALYSIS

Total assets at June 30, 2001 were $341,720,181, a decrease of $6,521,945 or 1.9% from December 31, 2000. The change in assets consisted primarily of a $16,268,433 or 16.0% decrease in securities offset by an increase in loans of $8,976,879 or 4.5%. On the liability side, there was a decrease of $774,855 or
 .32% in deposits and $7,608,793 or 11.4% in borrowings and sweep repurchase agreements.

The following financial statistics give a general overview and profile of the
Company:

                                          As of June 30,           Increase
                                       2001            2000       (Decrease)

Total Assets                      $341,720,181     $265,763,744 $ 75,956,437
Total Earnings Assets             $304,668,899     $238,697,750 $ 65,971,149
Loans, Net                        $210,531,573     $135,522,030 $ 75,009,543
Assets AFS at Market              $ 90,229,987     $ 98,873,572$ (8,643,585)
Assets Held to Maturity           $  3,845,075     $  4,260,070$   (414,995)
Deposits                          $244,805,862     $187,635,151 $ 57,170,711
Borrowings and Sweep
 Repurchase Agreements            $ 58,593,768     $ 45,426,643  $13,167,125
Capital                           $ 32,968,578     $ 27,839,777  $ 5,128,801

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $9,058,580 to $94,075,062 or 27.5% of total assets as of June 30, 2001, as compared to 38.8% at June 30, 2000. A portion of this decrease is due to the normal course of maturities, principal payments and security sales.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth in most of the Bank's market area, in particular the mid-coast region. Net loans as of June 20, 2001 were $210,531,573, an increase of $75,009,543 or 55.3% from June 30, 2000. This resulted primarily from the merger of The Waldoboro Bank, FSB and Union Trust Company and a continuation of the strong loan growth experienced by the Company during 2001.

Residential real estate mortgage loans as of June 30, 2001 increased by $56,446,542 or 99.9% over June 30, 2000 results. Residential real estate loans consist of loans secured by one-to-four family residences. The Company generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. It should be noted that the Bank has sold and serviced $76,873,798 of real estate loans and $2,772,942 of commercial mortgages and has $913,324 of loans held for sale at June 30, 2001.

Commercial loans increased at June 30, 2001 by $12,669,968 or 26.8% over the same period in 2000. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Union Trust Company focuses on lending to the wide array of financially sound small to medium-sized businesses within its service area.

Consumer loans increased at June 30, 2001 by $6,230,256 or 27.6% over June 30, 2000. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

The section of management's discussion and analysis entitled "Provision for Loan Losses" discusses the quality of the loan portfolio at June 30, 2001.

The Bank's loan to deposit ratio was 87.4% and the allowance for loan losses 1.62% of total loans at June 30, 2001.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits as of June 30, 2001 increased $57,170,711 or 30.5% over June 30, 2000, primarily due to the acquisition of The Waldoboro Bank, FSB. The Company continues to offer competitive interest rates on its products offered and maintains an active calling program. The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 6.63% of its deposit base.

BORROWINGS AND SWEEP REPURCHASE AGREEMENTS

Total advances from the Federal Home Loan Bank (FHLB) as of June 30, 2001 increased $16,269,000 or 45.9% over June 30, 2000. A portion of this increase was to fund new loan originations for 2001, but primarily it was due to Union Trust Company assuming The Waldoboro Bank, FSB's FHLB advances.

Sweep repurchase agreements totaling $6,913,518 as of June 30, 2001 versus $10,015,393 as of June 30, 2000 decreased $3,101,875 or 31.0%. The decrease was primarily due to a classification change which moved some sweep repurchase accounts into the municipal NOW account category.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the reported market risks since December 31, 2000.

                                     PART II

Item 1:                           N/A

Item 2:                           N/A

Item 3:                           N/A

Item 4:                           N/A

Item 5:                           N/A

Item 6:Exhibits and Reports on Form 8-K

      A.   Non-Applicable

      B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended June 30, 2001, the Registrant was not required to and did not file any reports on Form 8-K.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNION BANKSHARES COMPANY


                              Peter A. Blyberg, President


     Date

                              Sally J. Hutchins, Sr. Vice President /Treasurer