Form 10-Q
period 2001-09-30
UNION BANKSHARES CO/ME
filed 2001-11-14
CIK 745083

1
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)
(x)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
																	OR
( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES   XXX   NO_____
Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

Class						Outstanding at September 30, 2001
(Common stock, $12.50 Par Value)			577,495

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

PART 1	Financial Information					     Page No.

Item 1 Financial Statements

	Independent Accountants' Report                                3

	Condensed Consolidated Balance Sheets -
	September 30, 2001, September 30, 2000 and December
	31, 2000  									   4

	Condensed Consolidated Statements of Income - nine months ended September 30, 2001 and September 30, 2000
	three months ended September 30, 2001 and September 30, 2000  5-6

	Condensed Consolidated Statements of Cash Flows -
	nine months ended September 30, 2001 and September 30, 2000	   7

	Consolidated Statements of Changes in Shareholders' Equity
	nine months ended September 30, 2001 and September 30, 2000	   9

	Notes to Consolidated Financial Statements                  10-11

Item 2 Management's Discussion and Analysis of Financial Condition and
		Results of Operations                                 12-18

Item 3 Quantitative and Qualitative Disclosures About Market Risk	  18

PART II	Other Information
		Item 1:	Legal Proceedings					  18
		Item 2:	Changes in Securities				  18
		Item 3:	Defaults Upon Senior Securities		  18
		Item 4:	Submission of Matters to a Vote of
					Security Holders 				  18
		Item 5:	Other Information					  18
		Item 6:	Exhibits and Reports on Form 8-K		  18

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2001 and 2000, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with U.S. generally accepted auditing standards, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Berry Dunn McNeil & Parker
Portland, Maine
November 5, 2001


UNION BANKSHARES COMPANY AND SUBSIDIARY CONDENSED CONSOLIDATED BALANCE SHEET

						  September 30 September 30   December 31
							 2001		  2000	   2000
						   (Unaudited)  (Unaudited)   (Audited)*
ASSETS
Cash and due from banks			  $ 14,413,469 $ 12,725,682 $ 10,309,649
Federal funds sold			    11,062,850	3,058,131	    43,829
Cash and cash equivalents		    25,476,319   15,783,813   10,353,478
Available for sale securities		    86,861,107  103,728,991  101,458,470
Held to maturity securities, at cost     3,629,572	4,154,661  	 3,851,461
Other investment securities, at cost     5,039,950	4,468,350	 4,968,350
Loans (net of deferred fees)		   213,691,695  207,404,260  204,931,089
Less: Allowance for loan losses	     3,501,146	3,189,012	 3,376,395
Net Loans					  $210,190,549 $204,215,248 $201,554,694
Premises, furniture & equip, net	     6,562,462	5,484,620	 6,371,464
Deferred tax asset			     1,490,795	1,130,083	   233,749
CSV life insurance			     6,794,202	6,409,253	 6,578,657
Core deposit intangible				 272,662	  319,115	   307,619
Goodwill					     6,258,231	6,749,350	 6,572,652
Other assets				     4,940,946	6,427,592	 5,991,532
Total Assets				  $357,516,795 $358,871,076 $348,242,126

LIABILITIES
Deposits:
	Demand				  $ 34,743,850 $ 32,685,066 $ 28,313,749
	Savings				   127,810,328  118,836,796  109,801,146
	Time					   105,875,709  109,858,272  107,465,822
Total Deposits				   268,429,887  261,380,134  245,580,717
Borrowed funds				    37,115,134   46,416,250	51,123,250
Sweep repurchase				    11,955,838   16,361,133	15,079,311
Accrued expenses & other
 liabilities				     5,805,458	5,574,978	 5,339,174
Total Liabilities				  $323,306,317 $329,732,495 $317,122,452
Commitments (Note D)

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.  Authorized
 1,200,000 shares, issued 582,394 shares
 in 2001 and 2000.			  $  7,279,925 $  7,279,925 $  7,279,925
Surplus					     3,963,116	3,963,534	 3,963,472
Retained Earnings				    21,933,672   20,151,151	20,682,146
Accumulated Other Comprehensive Income (Loss)
Net Unrealized Gain/(Loss) on
Securities Available for Sale		     1,366,162   (1,914,302)	  (466,522)
Less:   Treasury Stock (4,899 shares as of
September 30, 2001, 4,928 shares as of
September 30, 2000 and 4,900 shares as of
December 31, 2000)				 332,397	  341,727	   339,347
Total Shareholders' Equity	 	  $ 34,210,478 $ 29,138,581 $ 31,119,674
Total Liabilities & Shareholders'
Equity                          	  $357,516,795 $358,871,076 $348,242,126

*Condensed from audited financial statements

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY

Condensed Consolidated Statements of Income
(UNAUDITED)

Nine Months Ended - September 30, 				2001		  2000

INTEREST INCOME
Interest and Fees on Loans			       $12,808,670    $ 8,634,107
Interest and Fees on Municipal Loans and Bonds	     855,371	  783,463
Interest and Dividends on Securities		   3,962,671	4,727,002
Interest on Federal Funds Sold			     108,864	   52,037
Amortization & Accretion - Net				79,233	    1,438
Total Interest Income			        	  17,814,809     14,198,047

INTEREST EXPENSE
Interest on Deposits					   5,945,148	4,472,605
Interest on Funds Purchased/Borrowed		   2,345,346	1,796,700
Total Interest Expense					   8,290,494	6,269,305

NET INTEREST INCOME					   9,524,315	7,928,742
Provision for Loan Losses				     225,000	  176,000

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	   9,299,315	7,752,742

NONINTEREST INCOME
Exchange, Commission & Fees				     955,475	  678,755
Trust Department						     960,998	  850,627
Safe Deposit Box Rental Fees					62,345	   53,371
Other Income						   1,563,053	  964,684
Total Noninterest Income				   3,541,871	2,547,437

NONINTEREST EXPENSE
Salaries and Employee Benefits			   4,747,315	3,735,662
Building Maintenance & Operations			     642,269	  406,460
FDIC Insurance							46,185	   41,813
(Gain)/Loss on Sale of Equipment				  (684)		  0
Net Securities (Gains)/Losses				     (17,610)	   43,691
Other Expenses						   4,417,910	2,961,346
Total Noninterest Expense				   9,835,385	7,188,972

INCOME BEFORE TAXES					   3,005,801	3,111,207
Income Taxes						     859,000	  931,000

NET INCOME					             $ 2,146,801    $ 2,180,207

Per Share Data:
Net Income								 $3.72	    $3.78
Dividends Declared						 $1.55	    $1.50

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY

Condensed Consolidated Statements of Income
(UNAUDITED)

Three Months Ended-September 30,    		   2001	    2000

INTEREST INCOME
Interest and Fees on Loans			     $4,223,828    $3,313,293
Interest and Fees on Municipal Loans and Bonds	  295,391	    279,730
Interest and Dividends on Securities		1,186,836	  1,590,590
Interest on Federal Funds Sold			   24,652	     33,866
Amortization & Accretion - Net			  (17,432)		1,837
Total Interest Income					5,713,275	  5,219,316

INTEREST EXPENSE
Interest on Deposits					1,763,337	  1,714,603
Interest on Funds Purchased/Borrowed		  674,848	    768,535
Total Interest Expense					2,438,185	  2,483,138

NET INTEREST INCOME					3,275,090	  2,736,178
Provision for Loan Losses			 	   75,000	    101,000

NET INTEREST INCOME AFTER LOAN LOSS PROVISION	3,200,090	  2,635,178

NONINTEREST INCOME
Exchange, Commission & Fees				  304,271	    239,157
Trust Department						  327,789	    306,987
Safe Deposit Box Rental Fees			 	   20,606	     18,043
Other Income						  671,775	    440,161
Total Noninterest Income				1,324,441	  1,004,348

NONINTEREST EXPENSE
Salaries and Employee Benefits			1,562,872	  1,253,374
Building Maintenance & Operations			  203,196	    131,782
FDIC Insurance					 	   11,021	     12,624
(Gain)/Loss on Sale of Equipment			     (684)		    0
Net Securities (Gains)/Losses				  (17,610)		 (223)
Other Expenses						1,634,354	  1,160,777
Total Noninterest Expense				3,393,149	  2,558,334

INCOME BEFORE TAXES					1,131,382	  1,081,192
Income Taxes						  317,000	    354,000

NET INCOME			                       $  814,382 	 $  727,192

Per Share Data:
Net Income					  		    $1.41		$1.26
Dividends Declared			  		    $ .55		$ .50

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2001 and 2000

									2001	 	 2000
Net Cash Flows Provided by Operating Activities:
Net Income		                                $ 2,146,801  $ 2,180,207
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization                  	    1,017,665	 370,332
Provision for loan losses					225,000	 176,000
(Gain)/loss on sale of equipment				   (684)  	 183,639
Net securities (gains)/losses					(17,610)	  43,691
Net change in other assets                   	   (1,243,718)  (1,349,519)
Net change in other liabilities				466,284     (724,790)
Net amortization of premium (accretion
of discount) on investments					(79,233)	  (1,438)
Net change in deferred loan origination fees		 12,423	 (95,029)
Origination of loans held for sale          	  (17,304,247)  (2,965,865)
Proceeds from loans held for sale             	   15,522,728    3,510,329
Total adjustments                            	   (1,401,392)    (852,650)
Net cash provided by operating activities			745,409    1,327,557
Cash Flows From Investing Activities:
Cash paid to Mid-Coast stockholders in connection with
Mid-Coast acquisition			     				0  (11,809,047)
Cash received through Mid-Coast acquisition			0    4,403,785
Purchase of securities available for sale   	  (23,545,115)  (2,366,941)
Purchase of securities held to maturity        	     (107,464)	 (50,023)
Proceeds from sales of securities
available for sale					    9,690,952    2,830,309
Proceeds from sale of equipment			 	  8,000		 0
Proceeds from calls or maturities of
securities available for sale				   32,922,039    4,969,945
Proceeds from maturities of securities
held to maturity							320,000      321,250
Net change in loans to customers			   (8,873,278) (13,331,148)
Increase in other assets		  			(24,144)           0
Acquisition of premises, furniture
and equipment		 				     (842,458)  (1,026,819)
Net cash provided by (used in)
investing activities		 			    9,548,532  (16,058,689)
Cash Flows From Financing Activities:
Net increase/(decrease) in other borrowed funds   (17,131,589)  17,220,711
Net increase in demand, savings and
money market accounts					   24,439,281    4,746,777
Net increase/(decrease) in time deposits      	   (1,590,113)     371,317
Purchase of Treasury Stock		  			(40,906)     (85,260)
Proceeds from sale of Treasury Stock			 47,500       52,705
Dividends paid		 				     (895,273)    (866,084)
Net cash provided by financing activities		    4,828,900   21,440,166
Net increase in cash and cash equivalents		   15,122,841    6,709,034
Cash and cash equivalents at beginning of year	   10,353,478    9,074,779
Cash and cash equivalents at end of period        $25,476,319  $15,783,813

Supplemental Schedule of Non-Cash Investing and Financing Activities
									2001		 2000
Net increase/(decrease) as a result of adopting Statement
of Financial Accounting Standards No. 115
Available for sale securities				   $2,635,043    $(324,276)
Deferred income tax liability		 		     (802,359)     110,254
Net unrealized gain/(loss) on available
for sale securities	       			   $1,832,684    $(214,022)

In 2001, the Company converted construction in process costs totaling $421,340 to premises of the same amount. In addition, the Company disposed of assets with a cost of $77,662 and accumulated depreciation of $77,662.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 2001 and 2000
								   ACCUMULATED
									OTHER        SHARE
	 COMMON               TREASURY     RETAINED COMPREHENSIVE   HOLDERS'
	  STOCK     SURPLUS    STOCK       EARNINGS	INCOME       EQUITY
									(LOSS)
Balance at December 31,
1999 $7,279,925 $3,963,534 $(309,172)   $18,837,028 $(2,128,324) $27,642,991
Net income, nine months ended September 30,
2000          0          0         0      2,180,207           0    2,180,207
Change in net unrealized loss
on available for sale securities
net of tax of
$110,254      0          0         0              0     214,022      214,022
Total comprehensive
income        0          0         0      2,180,207     214,022    2,394,229
Sale of 488 shares Treasury
stock         0          0    52,705              0           0       52,705
Repurchase of 870 shares Treasury
stock         0          0   (85,260)             0           0      (85,260)
Cash dividends
declared      0          0         0       (866,084)          0     (866,084)
Balance at September 30,
2000 $7,279,925 $3,963,534 $(341,727)   $20,151,151 $(1,914,302) $29,138,581
Balance at December 31,
2000 $7,279,925 $3,963,472 $(339,347)   $20,682,146 $  (466,522) $31,119,674
Net income, nine months ended September 30,
2001          0          0         0      2,146,801           0    2,146,801
Change in net unrealized gain
(loss) on available for sale
securities, net of tax of
$802,359      0          0         0              0   1,832,684    1,832,684
Total comprehensive
income        0          0         0      2,146,801   1,832,684    3,979,485
Sale of 563 shares Treasury
stock         0       (356)   47,856              0           0       47,500
Repurchase of 562 shares Treasury
Stock         0          0   (40,906)             0           0      (40,906)
Cash dividends
declared      0          0         0       (895,275)          0     (895,275)
Balance at September 30,
2001 $7,279,925 $3,963,116 $(332,397)   $21,933,672  $1,366,162  $34,210,478

Notes to Consolidated Financial Statements
Unaudited

(A) Basis of Presentation
The accompanying consolidated financial statements of Union Bankshares Company (the Company) and its subsidiary, Union Trust Company (the Bank), as of September 30, 2001 and 2000 and for the three- and nine month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein.

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

(B)  Earnings Per Share
Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted shares for the nine months ended September 30, 2001 and 2000 were 577,517 and 577,796, respectively.

(C) Intangible Assets
Goodwill is being amortized using the straight line method over 15 years. Core deposit intangible is being amortized using the straight line method over 7 years. Amortization charged to operations is $373,521 and $40,601 in the nine-months ended September 30, 2001 and 2000, respectively.

(D)  Off-Balance Sheet Items
In the normal course of business, the Bank is a party to financial instruments with off balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 2001, and September 30, 2000, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

September 30
(000's omitted)
2001    2000                                  1.Unused Commitments:
A.  Revolving, open-end lines secured by
	1-4 family residential properties,
	e.g., Home Equity lines			         $ 7,221   $ 6,658
B.  Credit card lines                         	     6,493     6,354
C.	Secured real estate loans	 		    11,402     7,473
D.	Other					 		    16,114    17,690

2.Financial Standby Letters of Credit:	 		  86        61

(E)  Regulatory Agencies
The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Banking of the State of Maine.

(F)  Classified Loans
Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that were not disclosed under Item
III of Securities and Exchange Commission Industry Guide 3 do not
(1)represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

(H)  Recent Accounting Developments
The Financial Accounting Standards Board recently issued the following Statement of Financial Accounting Standards (SFAS):

	SFAS No. 141  Business Combinations
	SFAS No. 142  Goodwill and Other Intangible Assets
	SFAS No. 143  Accounting for Asset Retirement Obligations
	SFAS No. 144  Accounting for the Impairment or Disposal of
  Long-Lived Assets
SFAS No. 141 requires that the purchase method be used to account for business combinations initiated after June 30, 2001.

SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of the Statement on January 1, 2002. Management is in the process of evaluating the effects of this statement on the Company's consolidated financial condition and results of operations.

SFAS Nos. 143 and 144 provide guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and obligations associated with the retirement of tangible long-lived assets. Management does not expect these statement s to affect the Company's consolidated financial condition and results of operations.

MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
AND RESULTS OF OPERATION

Safe Harbor Statement Under The Private Securities Litigation Reform
Act Of 1995

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking subsidiary; and possible changes in tax rates, tax laws, or tax law interpretation.

Earnings and Performance Overview

The following discussion and analysis focuses on the factors affecting Union Bankshares Company's (The Company) financial condition and results of operation at September 30, 2001 as compared to September 30, 2000.

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

Net Income

The Company reported net income for the three months ended September 30, 2001 of $814,382 versus $727,192 for the same period in 2000, and net income for the first nine months of 2001 of $2,146,801 versus $2,180,207 for the same period in 2000.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

								  September 30,
								2001 		2000
Earnings Per Share					3.72        3.78
Return on Average Shareholders Equity		6.72%A      7.24%B
Return on Average Assets				0.60%A      0.70%B
Return on Average Earning Assets			0.66%A      0.73%B

A=annualized returns are:   8.96%, 0.80%, and 0.88%, respectively.
B=annualized returns are:   9.65%, 0.93%, and 0.97%, respectively.

The increase in net income for the three months ended September 30, 2001 versus the same period in 2000 is due to an increase in all income categories offset by increases in operating expenses. The decrease in net income for the nine months ended September 30, 2001 versus the same period in 2000 is due to margin compression (primarily the result of declining interest rates of some 400 basis points) and 2001 results reflecting the amortization of goodwill related to the acquisition of The Waldoboro Bank, FSB in August 2000.

As a result of narrowing margins, (offset in part by loan growth attributable to the acquisition of The Waldoboro Bank, FSB and a strong sales effort), net interest income for the third quarter of 2001 and for the first nine months of 2001 was up $538,912 or 19.7% and $1,595,573 or 20.1%, respectively, from the same periods last year. Overall margin compression, increased competition and pricing pressures continue to be a significant factor in the Bank's ability to grow net interest income at a faster pace.

The increase in noninterest income for the first nine months of 2001 results primarily from improvements in bankcard, trust fees, loan fees and service charges on customer accounts.

Noninterest expenses, consisting primarily of employee compensation and benefits, occupancy and equipment expense and other general operating expenses, for the third quarter of 2001 and the nine months ended September 30, 2001 increased $834,815 and $2,646,413, respectively, from the same periods in 2000 due to increased staffing, the expenses related to upgrading equipment and facilities and the acquisition of The Waldoboro Bank, FSB.

During 2001, the Company continues to implement specific strategic priorities that focus on increasing fee based revenues and gaining operational efficiencies where possible on the combined organizations of Union Trust Company and The Waldoboro Bank, FSB. With the ever changing environment of interest rate risk, fee income has developed into a significant component in the Bank's total revenue generation goals. While revenue generation is a top priority, the Company also focuses on productivity and maximizing the returns of its financial and human resources and exploring new fee generation opportunities.

The Bank is constantly monitoring the economy and world events and Their effect on the banking industry in New England, and in particular, in Maine, in Hancock and Washington counties, in addition to our newest market area in the Mid-Coast region - Knox, Lincoln and Waldo counties. While the economy of Hancock and Washington counties continues to lag the national trend, our newest market area has been named as one of the fastest growing areas in the state. The Bank continues to operate in a conservatively planned manner. We are growing according to our strategic plan and remain within the parameters we have set forth for ourselves, with the goals of improved earnings and productivity.

NET INTEREST INCOME

Net interest income, the difference between interest income on earning assets such as loans and investment securities and interest expense on interest bearing liabilities such as funds on deposit and borrowed funds continues to be the most significant determinant of the Company's earnings performance. Because of the significance of net interest income, the management of interest rate risk has become increasingly important to ensure the continued profitability of the Bank. Interest rate risk results from volatile interest rates, increased competition, and changes in the regulatory environment. As a banking company, our exposure to interest rate movements is controlled by matching the interest rates, as well as, the maturities of assets and liabilities.

Net interest income for the third quarter of 2001 was $3,275,090, up $538,912 or 19.7% and for the first nine months of 2001 was $9,524,315, up $1,595,573 or 20.1% over the same periods in 2000.

The following table illustrates the bank's net interest spread position:

Nine Months Ended September 30,
							2001        2000
Yield on Earning Assets				7.33%       7.70%
Cost of all Funds					2.80%       3.52%
Net Interest Margin				4.53%       4.18%

The Bank continues to monitor short and long-term interest rates, balance sheet volumes and maturities in order to evaluate the potential impact on its net interest spreads and capital.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine month period ended September 30, 2001 increased $49,000 to $225,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The process to evaluate the adequacy of the allowance for loan losses involves a high degree of management judgement. Such judgement is based, in part, on systematic methods. These methods, which are generally quantitative measures, are employed, not so the allowance will be the result of routine mathematical exercises, but to help ensure that all relevant matters affecting loan collectability will consistently be identified. Such methods at September 30, 2001 included a loan-by-loan analysis of all larger commercial loans and commercial real estate loans which were non-performing or which were being closely monitored by management for potential problems, and a quantitive analysis of residential real estate and consumer loans.
Based on these analyses, including consideration of loans placed on non-accrual status during the first three quarters and increased loan growth, an estimation of potential loss exposure was made and an allowance allocated. The estimation of potential loss exposure reflects declining real estate values, as evidenced by appraisals and other available information.

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

Although management utilized its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or otherwise which would adversely affect the Company's results of operations.

The following table reflects the quality of the Bank's loan portfolio and the emphasis placed upon the management of credit risk:

(000's Omitted)
Nine Months Ended
September 30,
   2001     2000
Nonaccrual Loans					  2,839     3,306
Loans past due 90 days & accruing		    101	  536
Restructured loans			 		0         0
Other real estate owned (including
	insubstance foreclosure)		 	0         0
Total nonperforming assets			  2,940     3,842
Ratio of total nonperforming loans to
	capital and the allowance for loan
	losses (Texas ratio)			 	8.09	   11.88
Ratio of net chargeoffs to loans			0.047	    0.066
Ratio of allowance for loan losses to loans	1.64	    1.54
Coverage ratio (allowance for loan
	losses divided by nonperforming assets) 119.08	   83.00
Ratio of nonperforming assets to total assets	 .82	    1.07
Ratio of nonperforming loans to total loans	1.38	    1.85

NONINTEREST INCOME

The Company receives noninterest income from trust fees, service charges on deposit accounts and other income comprised of fees earned from a variety of other services.

Noninterest income increased $320,093 or 31.9% and $994,434 or 39.0% for the three and nine months ended September 30, 2001 over the same periods in 2000.

The increase for the nine months is primarily due to an increase in credit card income of $108,410 or 17.9%, trust income of $110,371 or 12.9%, loan fees of $294,208 or 107.3% and customer account fees of $276,720 or 40.8%.

NONINTEREST EXPENSES

Noninterest expenses consist of employee compensation and benefits, occupancy and equipment expenses and miscellaneous expenses. Management is continually reviewing expenses to control them and develop more efficient delivery systems for all Bank services.

A generally flat economy in Maine and in particular in Downeast Maine, has compelled or should compel banking institutions of our size to manage their institutions prudently and conservatively. This we are committed to doing.

Noninterest expenses increased $834,815 or 32.6% and $2,646,413 or 36.8% for the three and nine months ended September 30, 2001 over the same periods in 2000. The increase was primarily attributable to increased staffing, the expenses related to upgrading equipment and facilities and the acquisition of The Waldoboro Bank, FSB.

Net security gains/(losses) amounted to $7,989 for the three and nine months ended September 30, 2001 compared to $(223) and $(43,691) for the same periods in 2000.

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

The status of the Bank's income tax expense is as follows:

						Tax Expense		      Effective Rate
						2001        2000        2001   2000
Nine Months Ended September 30,   $859,000    $931,000      28.6%  29.9%

INTEREST RATE GAP ANALYSIS

Attention should be directed to the interest rate gap analysis as of December 31, 2000 as provided on page 10 in the Bank's 2000 Annual Report. As of September 30, 2001 the net changes in net interest income is essentially negatively impacted by the declining rate environment.

SHAREHOLDERS' EQUITY AND CAPITAL RESOURCES

Shareholders' Equity, before accumulated other comprehensive income, was as follows for the following periods:

						SHAREHOLDERS' EQUITY
						Amount		Book Value
Per Share
September 30, 2001               $32,844,316		  $56.87
September 30, 2000               $31,052,883		  $53.77
December 31, 2000                $31,586,196		  $54.70

The Federal Reserve Board guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier 1 capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks.

At September 30, 2001, the Company had met the minimum capital ratios.
In fact, the Bank's strong capital position at September 30, 2001 exceeded the minimums established by the Federal Reserve Board as follows:

								   Minimum Regulatory
 						September 30, 2001 Requirements
Leverage Capital Ratio		   		 7.44		     4.0%
Risk Based Ratio                          13.53            8.0%
Tier 1 Ratio                              12.27            4.0%

DIVIDENDS

The common stock is not actively traded and therefore, we are not aware of the price of all trades. The price is established by determining what a willing buyer will pay a willing seller.

Cash dividends per share declared on common stock were $.55 for the third quarter of 2001 and .50 for the third quarter of 2000.

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

As a part of the Bank's asset and liability management and liquidity needs, management actively evaluates its funding resources and strategies to reduce and manage the vulnerability of its operations to changes in interest rates.

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

As of September 30, 2001, Union Trust Company's overall balance sheet structure remains biased towards asset sensitivity. A rising rate environment benefits earnings versus flat or falling rate environments, as increases in asset yields outpaced funding costs.

As of September 30, 2001, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 92%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a point in time) was 2% or 98% matched, and $143,546,000 in assets and $156,030,000 in liabilities will be repriceable in one year.

In addition to the "traditional" GAP calculation, the Company analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The status of the Bank's sources of cash to fund its operation are as follows:

					September 30,
				2001            2000
Net cash from operations			    $	  745,409 $  1,327,557
Net cash (from) used by investing activities  $ 9,548,532 $(16,058,689)
Net cash from financing activities	 	    $ 4,828,900 $ 21,440,166
Net increase			 		    $15,122,841 $  6,709,034

BALANCE SHEET ANALYSIS
Total assets at September 30, 2001 were $357,516,795, an increase of $9,274,669 or 2.7% from December 31, 2000. The change in assets consisted primarily of a $14,747,652 or 13.4% decrease in securities offset by an increase in loans of $8,760,606 or 4.3% and an increase in cash and cash equivalents of $15,122,841 or 146.1%. On the liability side, there was an increase in deposits of $22,849,170 or 9.3% offset by a decrease of $17,131,589 or 25.9% in borrowings and sweep repurchase agreements.

The following financial statistics give a general overview and profile of the Company:

As of September 30,           				 Increase
     2001		  2000      (Decrease)
Total Assets		$357,516,795   $358,871,076  $ (1,354,281)
Total Earnings Assets	$316,784,028   $319,625,381  $ (2,841,353)
Loans, Net			$210,190,549   $204,215,248  $  5,975,301
Assets AFS at Market	$ 91,901,057   $108,197,341  $(16,296,284)
Assets Held to Maturity	$  3,629,572   $  4,154,661  $   (525,089)
Deposits			$268,429,887   $261,380,134  $  7,049,753
Borrowings and Sweep Repurchase
 Agreements			$ 49,070,972   $ 62,777,383  $(13,706,411)
Capital			$ 34,210,478   $ 29,138,581  $  5,071,897

SECURITIES PORTFOLIO

The objective of the securities portfolio is to provide for a stable earnings base and the investment of excess liquidity. The securities portfolio decreased $16,821,373 to $95,530,629 or 26.7% of total assets as of September 30, 2001, as compared to 31.3% at September 30, 2000.
A portion of this decrease is due to the normal course of maturities, principal payments and security sales.

The Company has reviewed its investment policy regarding securities. In recognition of current economic conditions and the attendant responsibility of management to consider known liquidity requirements and to provide for capital planning, securities may be sold as part of prudent asset/liability management.

LOANS

Loan demand continues to show signs of moderate growth in most of the Bank's market area, in particular the mid-coast region. Net loans as of September 30, 2001 were $210,190,549, an increase of $5,975,301 or
2.9% from September 30, 2000. This resulted primarily from a continuation of the strong loan growth experienced by the Company during 2001.

Residential real estate mortgage loans as of September 30, 2001 increased by $12,326,473 or 11.9% over September 30, 2000 results. Residential real estate loans consist of loans secured by one-to-four family residences.
The Company generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. It should be noted that the Bank has sold and serviced $80,565,648 of real estate loans and $2,712,375 of commercial mortgages and has $2,101,644 of loans held for sale at September 30, 2001.

Commercial loans decreased at September 30, 2001 by $2,913,520 or 4.7% over the same period in 2000. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. Union Trust Company focuses on lending to the wide array of financially sound small to medium-sized businesses within its service area.

Consumer loans decreased at September 30, 2001 by $2,391,497 or 8.0% over September 30, 2000. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

The section of management's discussion and analysis entitled "Provision for Loan Losses" discusses the quality of the loan portfolio at September 30, 2001.

The Bank's loan-to-deposit ratio was 79.6% and the allowance for loan losses was 1.64% of total loans at September 30, 2001.

Management's approach to loan growth is to seek out and work with borrowers whose financial condition, credit history, and performance would warrant extensions of credit.

In brief, the Company's loan portfolio is driven by a desire to maintain our credit standards while meeting the financial needs of qualified borrowers in the community.

DEPOSITS

Total deposits as of September 30, 2001 increased $7,049,753, or 2.7% over September 30, 2000. The Company continues to offer competitive interest rates on its products offered and maintains an active calling program. The proportion of interest-bearing funds continues to place emphasis on the need for properly matching our assets and liabilities to maintain stable net interest margins.

The Company has continued its overall asset and liability management strategy which is to maintain flexibility in its interest sensitivity gap in order to take advantage of both short term and long term changes in market rates while minimizing the risk of adverse effects on operations.

The Bank is not reliant on volatile liabilities as evidenced by such comprising only 6.21% of its deposit base.

BORROWINGS AND SWEEP REPURCHASE AGREEMENTS

Total advances from the Federal Home Loan Bank (FHLB) as of September 30, 2001 decreased $9,301,116 or 20.0% over September 30, 2000.

Sweep repurchase agreements totaling $11,955,838 as of September 30, 2001 versus $16,361,133 as of September 30, 2000 decreased $4,405,295 or 26.9%.
The decrease was primarily due to a classification change which moved some sweep repurchase accounts into the municipal NOW account category.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

There have been no material changes in the reported market risks since December 31, 2000.

PART II

Item 1:	 			N/A
Item 2:				N/A
Item 3:				N/A
Item 4:				N/A
Item 5:				N/A

Item 6:Exhibits, Financial Statement Schedules and Reports on Form 8-K

A. Non-Applicable
B. Reports on Form 8-K

During the Registrants' fiscal quarter ended September 30, 2001, the Registrant was not required to and did not file any reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY
Peter A. Blyberg, President
Sally J. Hutchins, Senior Vice
President/Treasurer

November 13, 2001