Form 10-K
period 2001-12-31
UNION BANKSHARES CO/ME
filed 2002-03-28
CIK 745083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

(Mark One)
( X )  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

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

Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (? 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-K or any amendment to this form 10-K   [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 4, 2002, was approximately $33,131,637.

577,475 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 15, 2002.

Documents incorporated by reference in this report:

Proxy Statement for 2002 annual meeting pursuant to Regulation 14A of the General Rules and Regulations of the Commission and filed with the Commission on April 24, 2002, Incorporated by reference into Parts II, III and IV of this report. Annual Report to Securities Holders pursuant to Rule 14a-3(b) incorporated by reference to Part I, of this report.


UNION BANKSHARES COMPANY

INDEX TO FORM 10-K
PART I	Page No.

Item 1:      Business	3-15
Item 2:      Properties	15-17
Item 3:      Legal Proceedings	17
Item 4.      Submission of Matters to a Vote of Security Holders	17

PART II

Item 5:      Market for Registrant's Common Equity and Related
		Stockholder Matters	17
Item 6:      Selected Financial Data	18
Item 7:      Management's Discussion and Analysis of Financial
		Condition and Results of Operations	18
Item 7A:    	Quantitative and Qualitative Disclosures About
		Market Risk 	18
Item 8:      Financial Statements and Supplementary Data	18-19
Item 9:      Changes in and Disagreements with Accountants on
		Accounting and Financial Disclosure	19

PART III

Item 10:  Directors and Executive Officers of the Registrant	19
Item 11:  Executive Compensation	19
Item 12:  Security Ownership of Certain Beneficial Owners and
		Management	20
Item 13:  Certain Relationship and Related Transactions	20

PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on
		Form 8-K	20-21

Signatures	22


PART I

The discussions set forth below or elsewhere in this Form 10-K and in the documents we incorporate by reference herein contain statements that may be considered forward-looking statements under the Private Securities Litigation Reform Act of 1995. Union Bankshares Company
(the "Company"), intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The
Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations;
significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking subsidiary; and possible changes in tax rates, tax laws, or tax law interpretation.
You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which may be beyond the control of the Company. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Company to be materially different from future anticipated results, performance or achievements expressed or implied by the forward-looking statements. The Company disclaims any obligation to publicly update or revise any forward-looking statement contained in the following discussion, or elsewhere in this Form 10-K.

ITEM I:  Business

OVERVIEW

Union Bankshares Company ("the Company") was incorporated February 3, 1984 under the laws of the State of Maine. As of February 15, 2002, the Company's securities consisted of one class of common stock ("the Common Stock"), par value of $12.50 per share, of which there were 577,475 shares outstanding held of record by 746 shareholders. The Company's only wholly owned subsidiary is Union Trust Company ("the Bank"), established in 1887. In 2000, the Company acquired Mid-Coast Bancorp, Inc., a bank holding company with one principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with and into the Bank.

BUSINESS

The Bank is a full-service, independent, community bank that is locally owned and operated. Having acquired The Waldoboro Bank, FSB during 2000, the Bank now has 16 offices located along Maine's coast, stretching from Waldoboro to Machias. The Bank continues to provide banking, retirement, employee benefit, investment and personal trust services to individuals, business, municipalities and non-profit organizations in its market area and throughout the state. The Bank added financial planning to this broad list of services during 2000, thereby formalizing the informal financial advice which has been provided to Bank customers for many years. In 2001, which was the first full year that the Bank's formalized financial planning service was operational, this service generated additional business for all areas of the Bank including loans, deposits, trust accounts, brokerage accounts, insurance sales and Internet banking.

The acquisition of The Waldoboro Bank, FSB in 2000 expanded the Bank's market area which now covers Hancock, Washington, Knox, Lincoln and Waldo Counties. There are approximately 192,000 people within this five county market area, representing a 125% expansion of the population base that the Bank serves. The number of business establishments in this new expanded market area is approximately 6,500 - a 116% increase. The Bank's products that are positioned to be most effective in this newly expanded market include NetBanking, home mortgages, small business banking and trust and investment services. However, this new growth opportunity also brings new challenges, including increased competition.

In 2001, the Company focused on product expansion into brokerage and insurance services. The Company's new division, "Cornerstone Investment Services" ("Cornerstone"), officially began operation in October, 2001. The Bank is now able to provide customers with a full array of financial services - those that are FDIC insured and those that are not. The specific products available through Cornerstone include stocks, bonds, mutual funds, annuities, and long-term care, life and disability insurance.

The Company's Investment and Trust Services division saw a continued expansion of its business during 2001, with fee income increasing by 11% over 2000. This growth occurred even in a "down" market, and during the construction of additional office space for the Investment and Trust Services department.

2001 was marked by an unprecedented decrease in interest rates, with the Federal Reserve decreasing the Federal Funds rate by a total of 475 basis points, over the course of 11 individual interest rate reductions. While this put pressure on the Bank's net interest income, it did spur consumers to apply for mortgages or refinance existing mortgages. Many customers selected the Bank to refinance their mortgages. The number of mortgages closed over 2001 was a record high-- approaching the number closed during 2000 and 1999 combined. The Bank's Mortgage business in 2001 included residential purchases, construction, commercial, home equity and refinances.

The Bank's investment in the Midcoast Maine area is showing positive returns. The Belfast branch grew its loan portfolio by 59% over year end 2000 and the Rockland branch grew its loan portfolio by 35% over year end 2000. In 2001, the Jefferson branch increased its deposits by 38.6% and the Waldoboro branch showed strong gains in both commercial loans and demand deposit accounts.

The Bank competes actively with other commercial banks and other financial institutions in its service areas. Strong competition exists among commercial banks in efforts to obtain new deposits, in the scope and type of services offered, in interest rates on time deposits and interest rates charged on loans, and in other aspects of banking. In Maine, savings banks are major competitors of commercial banks as a result of broadened powers granted to savings banks. In addition, the Bank like other commercial banks, encounters substantial competition from other financial institutions and other entities engaged in the business of either making loans or accepting deposit accounts, such as savings and loan associations, credit unions, insurance companies, certain mutual funds, and certain governmental agencies. Furthermore, large out-of-state banks and other financial services providers are active in servicing customers in the Bank's market area.

The Company has no employees. As of December 31, 2001, the Bank employed 176 employees of which 21 employees were part time.

SUPERVISION AND REGULATION

The business in which the Company and its subsidiary, the Bank are engaged is subject to extensive supervision, regulation and examination by various federal and state bank regulatory agencies, including the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC") and the Maine Bureau of Financial Institutions (hereinafter the "MBF" or "Superintendent"). The supervision, regulation and examination to which the Company and the Bank are subject are intended primarily to protect depositors and other customers or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

Some of the more significant statutory and regulatory provisions applicable to banks and BHCs to which the Company and the Bank are subject are described more fully below, together with certain statutory and regulatory matters concerning the Company and the Bank. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company's business and operations, as well as those of the Bank. The Company's shareholders generally are not subject to these statutory and regulatory provisions.

BHCs - Activities and Other Limitations. The Company is subject to regulation under the BHC Act and Maine law and to examination and supervision by the FRB and the Superintendent, and is required to file reports with, and provide additional information requested by, the FRB and the Superintendent. The FRB has the authority to issue orders to BHCs to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The
FRB is also empowered to assess civil money penalties against companies or individuals that violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of BHCs, and to order termination of ownership and control of a non-banking subsidiary by a BHC.

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"), generally limit borrowings, extensions of credit and certain other transactions between the Company and its affiliate insured depository institution. Section 23A of the FRA also generally requires that an insured depository institution's loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on market terms. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more that 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Unless a BHC becomes a "financial holding company"
(an "FHC") under the Gramm-Leach-Bliley Act ("GLBA"), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law requires approval by the Superintendent prior to acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company which controls a Maine financial institution. The Superintendent also must approve acquisition by a Maine financial institution holding company of more than 5% of a financial institution or financial institution holding company domiciled outside of the State of Maine.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHCs, such as the Company. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

In order to elect to become an FHC, a BHC must meet certain tests and file an election form with the FRB. To qualify, all of a BHC's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the BHC's banks must have been rated 'satisfactory' or better in its most recent federal Community Reinvestment Act evaluation.

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company has not elected to become a FHC.

Further, the GLBA permits state banks, to the extent permitted under state law, to engage in certain new activities which are permissible for subsidiaries of an FHC. Further, the GLBA expressly preserves the ability of state banks to retain all existing subsidiaries. In order to form a financial subsidiary, a state bank must be well-capitalized, and such banks would be subject to certain capital deduction, risk management and affiliate transaction rules. Also, the FDIC's final rules governing the establishment of financial subsidiaries adopt the position that a state nonmember bank may only conduct through a financial subsidiary activities that a national bank could only engage in through a financial subsidiary. However, activities that a national bank could not engage in through a financial subsidiary, such as real estate development or investment, continue to be governed by the FDIC's standard activities rules. Moreover, to mirror the FRB's actions with respect to state member banks, the final rules provide that a state bank subsidiary that engages only in activities that the bank could engage in directly (regardless of the nature of the activities) will not be deemed to be a financial subsidiary.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994.
The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 generally authorizes BHCs to acquire banks located in any state, possibly subject to certain state-imposed age and deposit concentration limits, and also generally authorizes interstate mergers and to a lesser extent, interstate branching.

Declaration of Dividends. According to its Policy Statement on Cash Dividends Not Fully Covered by Earnings (the "FRB Dividend Policy"), the FRB considers adequate capital to be critical to the health of individual banking organizations and to the safety and stability of the banking system. Of course, one of the major components of the capital adequacy of a bank or a BHC is the strength of its earnings and the extent to which its earnings are retained and added to capital or paid to shareholders in the form of cash dividends. Accordingly, the FRB
Dividend Policy suggests that banks and BHCs generally should not maintain their existing rate of cash dividends on common stock unless the organization's net income available to common shareholders over the past year has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears consistent with the organization's capital needs, asset quality and overall financial condition. The FRB Dividend Policy reiterates the FRB's belief that a BHC should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the BHC's ability to serve as a source of strength.

Under Maine law, a corporation's board of directors may declare, and the corporation may pay, dividends on its outstanding shares in cash or other property, generally out of the corporation's unreserved and unrestricted earned surplus, or out of the unreserved and unrestricted net earnings of the current fiscal year and the next preceding fiscal year taken as a single period, except under certain circumstances, including when the corporation is insolvent or when the payment of the dividend would render the corporation insolvent or when the declaration would be contrary to the corporation's charter. These same limitations generally apply to investor-owned, Maine financial institutions.

Federal bank regulatory agencies also have authority to prohibit banking institutions from paying dividends if those agencies determine that, based on the financial condition of the bank, such payment would constitute an unsafe or unsound practice.

Capital Requirements

Footnote #15 on pages 36 and 37 of the Company's 2001 Annual Report to Shareholders, regarding compliance with capital requirements is incorporated herein by reference.

FRB Guidelines. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a BHC and in analyzing applications to it under the BHC Act. The FRB's capital adequacy guidelines apply on a consolidated basis to BHCs with consolidated assets of $150 million or more; thus, these guidelines apply to the Company on a consolidated basis.

The FRB's capital adequacy guidelines generally require BHCs to maintain total capital equal to 8% of total risk-adjusted assets and off-balance sheet items, with at least one-half of that amount consisting of Tier 1 or core capital and the remaining amount consisting of Tier 2 or supplementary capital. Tier 1 capital for BHCs generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock, which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

In addition to the risk-based capital requirements, the FRB requires BHCs to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to total assets of 3.0%. Total assets for this purpose do not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% leverage ratio requirement is the minimum for the strong BHCs without any supervisory, financial or operational weaknesses or deficiencies or those which are not experiencing or anticipating significant growth. All other BHCs are required to maintain a minimum leverage ratio of at least 4.0%. BHCs with supervisory, financial, operational or managerial weaknesses, as well as BHCs that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.

Any loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that were not disclosed under Item III of Securities and Exchange Commission Industry Guide 3 do not (1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources or (2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

The Company and Bank are not aware of any current recommendations by the regulatory authorities which if they were to be implemented would have or would be reasonably likely to have a material effect on the Company's liquidity, capital resources or operations.

At December 31, 2001, the Company's total risk-based capital ratio and leverage ratio were, and its management expects these ratios to remain, in excess of regulatory requirements.

Failure to meet capital guidelines could subject the Company or the Bank to a variety of FDIC corrective actions, including for example, (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital,
(iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals.

At December 31, 2001, the Bank was deemed to be a well capitalized institution for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

Other Regulatory Requirements

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as the Bank, are also subject to similar restrictions on their business and activities. Section 24 of FDIA, generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those activities that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

Customer Information Security. The FDIC and other bank regulatory agencies have published final guidelines establishing standards for safeguarding nonpublic personal information about customers that implement provisions of the GLBA (the "Guidelines"). Among other things, the Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The FDIC and other regulatory agencies have published final privacy rules pursuant to provisions of the GLBA ("Privacy Rules").
The Privacy Rules, which govern the treatment of nonpublic personal information about consumers by financial institutions, require a financial institution to provide notice to customers (and other consumers in some circumstances) about its privacy policies and practices, describe the conditions under which a financial institution may disclose nonpublic personal information to nonaffiliated third parties, and provide a method for consumers to prevent a financial institution from disclosing that information to most nonaffiliated third parties by "opting-out" of that disclosure, subject to certain exceptions.

USA Patriot Act. The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain access to the United States financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The Patriot Act requires financial institutions to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and due diligence on customers. Implementation of the Patriot Act's requirements will occur in stages, as rules regarding its provisions are finalized by government agencies.

Deposit Insurance. The FDIA does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions and recent bank failures, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. A resumption of assessments of deposit insurance premiums charged to well capitalized institutions, such as the Company's subsidiary bank, could have an effect on the Company's net earnings. The Company cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

SEASONAL INFORMATION

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

INVESTMENT ACTIVITIES

Held To Maturity Securities

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years.

		December 31

		2001	2000	1999

Obligations of states & political subdivisions	$3,527	$3,851	$4,237
TOTAL	$3,527	$3,851	$4,237

The table below shows the relative maturities of held to maturity securities as of December 31, 2001.

Held to Maturity Securities
Maturity Distribution as of
December 31, 2001

Security Category	Due 1 Yr	Due 1-	Due 5-	Due After
		or less	5 Yrs	10 yrs	10 Yrs

State and Municipal Bonds 	$  300	$1,320	$1,055	$   852
Weighted Average Yield	5.00%	5.10%	4.81%	4.65%

TOTAL	$  300	$1,320	$1,055	$   852
Percent of Total Portfolio	8.50%	37.4%	30.0%	24.1%

NOTE: Weighted Average Yields on tax exempt obligations have been computed on a tax equivalent basis

 Available For Sale Securities

The following table shows the carrying value of the Company's available for sale securities and other investment securities at the end of each of the last three years.

		December 31

		2001	2000	1999

Mortgage backed securities	$38,164	$ 34,612	$34,000
US Treasury notes and other U.S.
 Government agencies	  36,038	51,240	54,403
Obligations of states and political
 subdivisions	15,746	11,277	8,067
Other securities	    4,455	      4,009	    3,245
TOTAL	$94,403	$101,138	$99,715

The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2001 (excludes stock investments).




Securities Available for Sale
Maturity Distribution as of
December 31, 2001

Security Category	Due 1 Yr	Due 1-	Due 5-	Due After
		or less	5 Yrs	10 Yrs	10 yrs

Mortgage Backed Securities	$     0	$ 1,507	$10,109	$26,548
US Treasury Notes and Other
 Government Agencies	   1,025	  22,369	  12,643	  0
Obligations of State and
 Political Subdivisions	170	138	5,157	10,280
Other Securities	          0	    3,460	       378	         0
TOTAL	$ 1,195	$27,474	$28,287	$36,828

Weighted Average Yield	 5.17%	  5.39%	  5.27%	5.63%

Percent of Total Portfolio:	1.3%	29.3%	30.2%	39.2%

The Company's net unrealized gain on available for sale securities (net of tax) of $530,290 at December 31, 2001 is largely attributable to the current interest rate environment. The unrealized gain has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

LENDING ACTIVITIES

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.

	2001	2000	1999	1998	1997

Real Estate Loans
A.	Construction & Land
Development	$ 14,774	$ 10,710	$ 7,617	$ 6,431	$ 5,925
B.	Secured by 1-4 Family
Residential Properties	107,919	99,887	47,988	36,944	33,528
C.	Secured by Multi Family
(5 or more) Residential
Properties	0	0	0	0	0
D.	Secured by Non-Farm,
Non-Residential
Properties	47,580	49,736	32,443	30,550	28,386

Commercial & Industrial
  Loans	20,476	21,002	16,222	15,979	18,566
Loans to Individuals for
  Household, Family & Other
  Consumer Expenditures	17,782	19,966	14,508	15,327	15,806
All Other Loans	     3,084	    3,718	   8,845	    5,168	    4,851
Total Gross Loans	$211,615	$205,019	$127,623	$110,399	$107,062

The above data is gathered from loan classifications established by the Federal Reserve Call Report 032.

Maturities and Sensitivities of Loans
To Changes in Interest Rates
As of December 31, 2001

		Due 1 Year or Less	Due 1-5 Years	Due 5 Years +

Real Estate	$69,943	$77,709	$22,621
Commercial & Industrial	13,105	4,668	2,703
Consumer	9,941	3,947	3,894
Municipal	    1,413	    1,318	       353
Total	$94,402	$87,642	$29,571

Note:	Real estate loans in the 1-5 category have $28,274,000 at a fixed interest rate and $49,435,000 at a variable interest rate. Commercial loans in the 1-5 year category have $4,247,000 at a fixed interest rate and $421,000 at a variable interest rate.

	Real estate and commercial loans in the 5+ category are all at fixed interest rates.

Loan Concentrations

As of December 31, 2001 and 2000, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeded regulatory limits at December 31, 2001.

Delinquent Loans

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing:







December 31,

	2001	2000	1999	1998	1997
		%		%		%		%		%
		Of		Of		Of		Of		Of
		Total		Total		Total		Total		Total
	Amt	Loans	Amt	Loans	Amt	Loans	Amt	Loans	Amt	Loans

Real Estate	 $4,877	2.3	$1,054	0.5	$4,367	3.4	$3,079	2.8	$3,003	2.8
Installment	    62	0.0	64	0.0	     65	0.1	153	0.1	128	0.1
All Others	    516	0.3	 327	0.2	192	0.2	134	0.1	151	0.1
TOTAL	$5,455	2.6	$1,445	0.7	$4,624	3.7	$3,366	3.0	$3,282	3.0

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

		2001	2000	1999	1998	1997
Loans accounted for on a
 nonaccrual basis	$1,823	$3,390	$437	$534	$503
Accruing loans contractually past
 due 90 days or more	$   75 	$   21	$314	$ 47	$209

In accordance with the Securities and Exchange Commission Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 2001 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $335,000. There was approximately $69,000 included in the gross interest income on non-accrual and restructured loans for 2001.

Allowance For Loan Losses

Analysis of the allowance for loan losses for the past five years were as follows:
(Dollars in thousands)

	December 31,

	2001	2000	1999	1998	1997

Balance at beginning
 of period:	$ 3,376	$ 2,629	$ 2,435	$ 2,213	$ 2,084
Charge-offs:
 Commercial & Industrial Loans	132	55	3	2	5
 Real Estate Loans	98	9	5	0	123
 Loans to Individuals	        95	      116	      140	     111	    97
		      325	      180	      148	     113	   225

Recoveries:
 Commercial & Industrial Loans	38	0	12	11	118
 Real Estate Loans	19	10	0	0	67
 Loans to Individuals	          45	       26	     130	      39	     49
		        102	       36	     142	      50	    234
 Net Charge-offs (recoveries)	223	144	6	63	  (9)
 Provision for Loan Losses	300 	    371	      200	     285	    120
 Allowance on Acquired Loans	      0	     520	       0	       0	      0
Balance at end of period	$  3,453	$  3,376	$  2,629	$  2,435	$  2,213

Average Loans Outstanding	$210,561	$151,924	$118,311	$110,321	$102,321

Ratio of Net Charge-offs
 (Recoveries) to
 average loans outstanding	    .106%	    .095%	   .004%	    .057%	   (.009%)

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.












	December 31,

	2001	2000	1999	1998	1997
	Amount	%  of	Amount	%	Amount	%	Amount	%	Amount	%
		Loan		Loan 		Loan		Loan		Loan
		Categories		Categories		Categories		Categories	Categories
		To Total		To Total		To Total		To Total		To Total
		Loans		Loans		Loans		Loans	Loans

Balance At End
 of Period:
Applicable To:
Real
 Estate   	$1,227 	81.0%	$ 647	76.9%	$ 500	69.0%	$ 374	67.0%	$ 356	63.4%
Commercial &
 Industrial	1,634	9.7%	2,195	10.2%	1,846	13.1%	1,842	14.9%	1,625	17.7%
Consumer	177	8.4%	137	9.7%	145	11.4%	153	13.9%	158	14.8%
Municipal	31	.0%	37	1.9%	88	6.5%	58	4.2%	49	4.1%
Impaired	273	.9%	257	1.3%	0	.0%	0	.0%	0	.0%
Unallocated	111	.0%	103	.0%	50	.0%	8	.0%	25	.0%

TOTAL	$3,453 100.0% $3,376 100.0% $2,629 100.0% $2,435 100.0% $2,213 100.0%

The allowance for loan losses is a general allowance established by management to absorb possible loan losses as they may exist in the loan portfolio. This allowance is increased by provisions charged to operating expenses and by recoveries on loans previously charged-off. Management determines the adequacy of the allowance from independent reviews of the quality of new and existing loans, from the results of reviews of the loan portfolio by regulatory agency examiners, evaluation of past loan loss experience, the character and size of the loan portfolio, current economic conditions and other observable data.

The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. Actual losses could vary from these estimates. A detailed analysis of the allowance for loan losses is reviewed quarterly, at which time necessary increases or decreases are made to the allowance for loan losses, with a related adjustment to the provision for loan losses. The Bank's Board of Directors reviews and approves the analysis of the adequacy of the allowance for loan losses quarterly.

The allocated portion of the allowance for loan losses is comprised of general reserves for specific loan types and specific reserves for impaired loans. The general reserve categories consist of reserve checking, personal and commercial installments, commercial notes and mortgages, residential mortgages and Visa loans. A general reserve has also been established for contingent liabilities such as lines of credit, letters of credit and residential and commercial construction lines.

Each general reserve category valuation consists of an assigned reserve percentage. The factors used in determining the reserve percentage for each category starts with the five year historical average of loan losses to loans and makes adjustments for factors such as loan volumes and trends, economic and industrial conditions, credit concentrations, lending policies, procedures and practices all of which management believes may impact the potential for losses in the loan portfolio.

The specific allocation for impaired loans is determined based on a loan by loan review of impaired loans and specific loans under close monitoring by management for potential problems.

As of December 31, 2001, the Bank had impaired loans totaling $1,822,604, which consisted of real estate loans. The fair value of the loans' collateral was used to evaluate the adequacy of the allowance for loans losses allocated to these loans.

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

The unallocated portion of the allowance for loan losses is influenced by overall loan growth, the character and mix of the loan portfolio, current trends in nonperforming loans, current economic conditions and industry conditions, and other asset quality considerations. Though these factors have not been identified by specific borrower, management believes these are probable losses in the portfolio and has provided for them in the allowance for loan losses accordingly.

At December 31, 2001, the allowance for loan losses was comprised of a specific reserve on impaired loans of $273,000, a general reserve of $3,069,000 and an unallocated reserve of $111,000.

During 2001, the Bank provided $300,000 to the allowance for loan losses, compared to $371,000 and $200,000 in 2000 and 1999, respectively. During 2000, the allowance was increased in part because of loans acquired from The Waldoboro Bank, FSB, overall loan growth and an increase in nonaccrual loans.

DEPOSIT ACTIVITIES

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 2001.

						Amount

			3 Months or Less	$ 9,135
			Over 3 Through 6 	5,003
			Over 6 Through 12 Months	  2,451
			Over One Year		    1,952
			Total		$18,541

BORROWINGS
					December 31
		2001	2000	1999

		Weighted	Weighted	Weighted
		Average	Average	Average
		Interest		Interest		Interest
		 Rate	Amount	Rate	Amount	Rate	Amount

Fixed advances		4.90	$39,291	5.86	$30,000	6.54	$   451
Variable advances	5.37	$ 2,666	4.62	$21,123	5.49	$18,000
Securities sold
 under agreement	1.45	$12,135	3.42	$15,079	3.55	$13,140


		2001	2000	1999
	Variable	Variable	Variable
		Fixed	Securities	Fixed	Securities	Fixed	Securities

Maximum amount 	$52,000	$6,179	$13,948	$451	$21,123	$18,555	$451	$22,863	$13,822
 outstanding of
 any month end
 during the year

Average amount		$45,500	$4,423	$10,944	$451	$32,328	$13,870	$451	$20,402	$9,056
 outstanding
 during the year

Weighted average	5.40%	4.53%	2.73%	6.54%	5.69%	5.11%	6.54%	5.36%	3.55%
 interest rate
 for the year

Advances at December 31, 2001 mature as follows:

			2002	$10,000
			2003	6,000
			2004	7,791
			2005	2,055
			Thereafter	  16,111
			Total	$41,957

CAPITAL RATIOS

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.

		*2001	*2000	*1999

Deposits	13.1%	14.4%	15.6%
Loans	16.1%	19.0%	25.0%
Total Assets	9.3%	10.4%	11.7%
Earning Assets	10.3%	11.4%	12.7%

*Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $530,290, ($466,522) and ($2,128,324) at December 31, 2001, 2000 and 1999, respectively.

RETURN ON SHAREHOLDERS' EQUITY

The following table presents, for each of the last three years, the Company's return on shareholders' equity, return on assets, and return on average earning assets.
		2001	2000	1999

Return on average shareholders' equity	9.9%	9.5%	11.7%
Return on average assets	0.9%	1.0%	1.3%
Return on average earning assets	1.0%	1.1%	1.4%



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

A principal objective of the Bank is to reduce and manage the vulnerability of its operations to changes in interest rates by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates.

At December 31, 2001, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 30%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 95%, and $119,475,000 in assets and $156,601,000 in liabilities will be repriceable in one year. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation," the Bank analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The following table presents, as of December 31, 2001, the Bank's interest rate GAP analysis:

		Interest Rate GAP Analysis
	As of December 31, 2001
	0-3	4-12	1-5	Over 5
	Months	Months	Years	Years	Total
Interest earning assets
Loans:
   Real estate
     Fixed rate	$ 9,721	$ 8,855	$ 28,274	$ 22,621	$ 69,471
     Variable rate	18,435	33,532	48,835	0	100,802
Commercial	8,314	4,791	4,668	2,703	20,476
Municipal	0	1,413	1,318	353	3,084
Consumer	937	9,004	3,947	3,894	17,782
Securities available
 for sale	2,677	7,458	68,820	15,448	94,403
Held to maturity securities	85	649	1,743	6,414	8,891
Loans held for sale	2,774	0	0	0	2,774
Other earning assets	          0	       0	      184	    14,467	    14,651
TOTAL	$42,943	$65,702	$157,789	$  65,900	$332,334

Interest bearing liabilities
Deposits:
   Savings	$     0	$     0	$     0	$ 44,968	$ 44,968
   NOW	0	0	0	54,333	54,333
   Money market	0	28,774	0	0	28,774
   Time	42,826	49,318	12,469	0	104,613
Borrowings	  21,309	   1,531	   17,208	    14,317	    54,365
TOTAL	$64,135	$79,623	$29,677	$113,618	$287,053

Rate sensitivity GAP	$(21,192)	$(13,921)	$128,112	$(47,718)
Rate sensitivity GAP
 as a percentage of
total assets	(6.09%)	(4.00%)	36.79%	(13.70%)
Cumulative GAP	$(21,192)	$(35,113)	$92,999	$45,281
Cumulative GAP as a
 percentage of total
 assets	(6.09%)	(10.08%)	26.71%	12.95%

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

The status of the Bank's sources of cash to fund its operations are as follows:

As of December 31,	2001	2000

Net cash provided from operations	$ 2,165	$ 4,202
Net cash provided (used) by
 investing activities	$   308	$(11,702)
Net cash provided from financing activities	$ 9,039	 $  8,778
Net increase in cash and cash equivalents	$11,512	$  1,278

ITEM 2:  BANK PROPERTIES

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

(b)	The Bank leases its Machias office which is located on Dublin
Street in Machias, Maine.  The premises are owned by Hannaford
Bros., Inc. of South Portland, Maine, and are leased to Gay's
Super Markets, Inc., under a lease dated July 26, 1975.  The
Bank subleased the premises from Gay's Super Markets, Inc., under a sublease which expires in April of 2006. The Bank has the right to extend the sublease for three additional five year terms.

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

(h)	The Bank leases its Camden office which is located on Elm
	Street in Camden, Maine from Ellis and Catherine Cohn, Camden, Maine. The current lease expires on January 31, 2005.

All premises are considered to be in good condition and currently adequate for the purposes for which they are utilized.

ITEM 3:  LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company or the Bank other than ordinary routine litigation incidental to the business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
	    SHAREHOLDER MATTERS

A.	MARKET INFORMATION

Union Bankshares common stock, $12.50 par value, is not actively traded but is listed on the Pink Sheet Electronic System. Since the Company is not aware of all trades, the market price is established by determining what a willing buyer will pay a willing seller. Based upon the trades that the Company had knowledge of (per quotes from local brokerages), high and low bids for each quarter for 2001 and 2000 are listed in the following table.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001	79.50 to 85.00	63.00 to 80.00	72.00 to 75.00	58.50 to 63.00
2000	107.00 to 107.00	97.50 to 107.00	95.00 to 97.50	85.00 to 85.00

B.  HOLDER

As of March 1, 2002 there were approximately 746 stockholders of record.

C.  DIVIDENDS

1.	History

The following table shows the cash dividends per share declared by Union Bankshares Company on its common stock, $12.50 par value:

2001 	2000

		1st Quarter	$ .50	$ .50
		2nd Quarter	$ .50	$ .50
		3rd Quarter	$ .55	$ .50
		4th Quarter	$ .55	$ .50

Cash dividends declared
  per common share		$2.10	$2.00

Item 6: SELECTED FINANCIAL DATA (in thousands, except for per share amounts)

	Years Ended December 31,
	2001	2000	1999	1998	1997
SUMMARY OF OPERATIONS
Operating Income	$ 4,907	$ 3,639	$ 3,426	$ 3,155	$ 2,608
Operating Expense	13,115	10,367	8,663	8,413	8,016
Net Interest Income	13,085	11,176	10,169	9,927	9,452
Provision for Loan Losses	300	371	200	285	120
Net Income	    3,226	    3,000	  3,355	  3,090	  2,700

PER COMMON SHARE DATA
Net Income	  $ 5.59	$ 5.19	$ 5.80	$ 5.34	$ 4.66
Cash Dividends Declared	2.10	2.00	1.92	1.67	1.53
Book Value (2)	58.19	54.67	51.50	47.69	44.13

FINANCIAL RATIOS
Return on Average Equity (2)	9.9%	9.5%	11.7%	11.6%	10.9%
Return on Average Assets	0.9%	1.0%	1.3%	1.3%	1.3%
Return on Average
 Earning Assets	1.0%	1.1%	1.4%	1.4%	1.4%
Net Interest Margin	4.35%	4.58%	4.61%	4.72%	4.88%
Dividend Payout Ratio	37.6%	38.5%	33.0%	31.2%	32.8%
Allowance for Loan
 Losses/Total Loans	.02	.02	.02	.02	.02
Non Performing Loans to
 Total Loans	.009	.017	.006	.005	.007
Non Performing Assets to
 Total Assets	.005	.010	.003	.004	.005
Efficiency Ratio	70.1%	69.9%	63.7%	64.3%	66.5%
Loan to Deposit Ratio	79.0%	83.5%	66.2%	58.7%	60.4%

BALANCE SHEET
Deposits	$267,907	$245,581	$192,848	$188,029	$177,386
Loans	211,615	205,019	127,623	110,399	107,062
Securities (1)	102,970	109,958	107,509	111,304	96,065
Shareholders' Equity (2)	33,606	31,586	29,771	27,577	25,565
Total Assets	362,003	348,242	257,850	251,195	222,560


(1)	Carrying value.  Includes available for sale securities with cost of $98,913, $100,678, $102,488, $101,610 and $59,983 at December
31, 2001, 2000, 1999, 1998 and 1997, respectively.

(2)	Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $530,290, ($466,522), ($2,128,324),
$1,162,032 and $437,749 at December 31, 2001, 2000, 1999, 1998 and
1997, respectively.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 2001, 2000, 1999, 1998 and 1997, and with
Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
		AND RESULTS OF OPERATIONS

The information contained in the section captioned "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in the section captioned "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2001
Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(A)	The financial statements required are contained in the
	Company's 2001 Annual Report and are incorporated herein by reference. (See item 14 (a))
(B)	The following is a summary of the quarterly results of
	operations for the years ended December 31, 2001 and 2000:

				QUARTERLY RESULTS OF OPERATIONS
				(Unaudited)

					THREE MONTHS ENDED
	Mar 31	Jun 30	Sept 30	Dec 31
2001

Interest income	$6,187	$5,914	$5,713	$5,677
Interest expense	3,057	2,795	2,438	2,117
Net interest income	3,130	3,119	3,275	3,560
Provision for loan losses	75	75	75	75
Income before income taxes	1,060	815	1,131	1,570
Applicable income taxes	300	242	317	491
Net income	760	573	814	1,079
Per common share:
  Basic	1.31	.99	1.41	1.88

	THREE MONTHS ENDED

	Mar 31	  June 30 Sept 30 Dec 31

2000

Interest income	$4,432	$4,547 	$5,219 	$6,276
Interest expense	1,800	1,986	2,483	3,029
Net interest income	2,632	2,561	2,736	3,247
Provision for loan losses	30	45	101	195
Income before income taxes	1,156	873	1,081	967
Applicable income taxes	330	247	354	146
Net income	826	626	727	821
Per common share:
  Basic	1.43	1.08	1.26	1.42


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		AND FINANCIAL DISCLOSURE

Previously reported in Form 8-K filed with the Commission on June
29, 1995 (Commission Reference Number 0-12958).

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this Item (and Items 11, 12 and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated April 18, 2002 for its regular annual meeting of shareholders to be held May 16, 2002 where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF, ELECTION OF DIRECTORS, EXECUTIVE OFFICERS AND COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS."

ITEM 11:  EXECUTIVE COMPENSATION

See Item 10 herein above.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

See Item 10 herein above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 10 herein above.

PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)	Financial Statements and Exhibits

(1)	The financial statements listed below are filed as part
	of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to Shareholders for its fiscal year ended December 31, 2001 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

	Consolidated Balance Sheets
	  December 31, 2001 and 2000	20
	Consolidated Statements of Income
  	  For the years ended December 31, 2001, 2000 and 1999	21
	Consolidated Statements of Changes in Shareholders' Equity
	  For the years ended December 31, 2001, 2000 and 1999	22
	Consolidated Statements of Cash Flow
	  For the years ended December 31, 2001, 2000 and 1999	23-24
	Notes to Consolidated Financial Statements	25-41
	Independent Auditors Opinion	43

(2)	Financial statement schedules are omitted as they are not
	required or included in the Annual Report to Shareholders.

(3)  Exhibits required by Item 601 - see Item 14(c)

(b)	Reports on Form 8-K

During the registrant's fiscal quarter ended December 31, 2001, the registrant did not file any reports on Form 8-K.

(c)	Exhibits

				*  3	Articles of Incorporation and By-laws of
					Union Bankshares Company


				*  10.1	Employee Benefit Plan for the employees
					of Union Trust Company

					Pension Plan for the employees of Union
					Trust Company

					401 (k) Profit Sharing Plan for the
					employees of Union Trust Company

					Stock Purchase Plan for the employees of Union Trust Company

				11	Computation of earnings per share, is
					incorporated herein by reference to Note 1
					to the Consolidated Financial Statements on
					page 25 of the 2001 Annual Report to
					Shareholders' attached hereto as Exhibit 13.

					13	The registrant's Annual Report to Shareholders'
						for its fiscal year ended December 31, 2001.
			This exhibit, except for those portions thereof
			expressly incorporated by reference into the
			Form 10 K annual report, is furnished for the
			information of the Commission only and is
			not to be "filed" as part of the report.

		*  21		Subsidiary information is incorporated
			herein by reference to "Part I, Item 1 -
			Business".

99.1	      Report of Berry, Dunn, McNeil & Parker.


*Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 15, 1984, Registration No. 2-90679.


SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BANKSHARES COMPANY	UNION BANKSHARES COMPANY

By:	Peter A. Blyberg, President	By:	Sally J. Hutchins
	and Chief Executive Officer		Senior Vice President
						and Treasurer


Date: March 13, 2002

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Arthur J. Billings, Director
Peter A. Blyberg, Director
Robert S. Boit, Director
Blake B. Brown, Director
Richard C. Carver, Director
Peter A. Clapp, Director
Samuel G. Cohen, Director
Sandra H. Collier, Director
Robert B. Fernald, Director
Douglas A. Gott, Director
James L. Markos, Jr., Director
John V. Sawyer, II, Director
Stephen C. Shea, Director
Robert W. Spear, Director
Richard W. Teele, Director
Paul L. Tracy, Director