Form 10-Q
period 2002-03-31
UNION BANKSHARES CO/ME
filed 2002-05-09
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 2-90679

                          UNION BANKSHARES COMPANY
                          ------------------------
           (Exact name of registrant as specified in its charter)

               MAINE                                         01-0395131
               -----                                         ----------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation of organization)                       Identification No.)

                      66 Main Street, Ellsworth, Maine
                      --------------------------------
                  (Address of Principal Executive Offices)

                                 (Zip Code)
                                   04605
                                   -----

             Registrant's telephone number, including area code
                               (207) 667-2504
                               --------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]      NO  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002.

             Class                            Outstanding at March 31, 2002
             -----                            -----------------------------

(Common Stock, $12.50 Par Value)                        577,000

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I   Financial Information                                        Page No.
------   ---------------------                                        --------

         Item l:  Financial Statements (Unaudited)

                  Independent Accountants' Report                         3

                  Condensed Consolidated Balance Sheets -                 4
                  March 31, 2002, March 31, 2001, December 31, 2001

                  Condensed Consolidated Statements of Income -           5
                  three months ended March 31, 2002 and March 31, 2001

                  Condensed Consolidated Statements of Cash Flows -       6
                  three months ended March 31, 2002 and March 31, 2001

                  Consolidated Statements of Changes in Shareholders'     7
                  Equity three months ended March 31, 2002 and March 31, 2001

         Item 2:  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8-17

         Item 3:  Quantitative and Qualitative Disclosures About Market
                  Risk                                                   17

PART II  Other Information
-------  -----------------

         Item 1:  Legal Proceedings                                      18

         Item 2:  Changes in Securities                                  18

         Item 3:  Defaults Upon Senior Securities                        18

         Item 4:  Submission of Matters to a Vote of Security Holders    18

         Item 5:  Other Information                                      18

         Item 6:  Exhibits and Reports on Form 8-K                       18

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company


We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of March 31, 2002 and 2001, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
May 1, 2002

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         March 31           March 31         December 31
                                                           2002               2001               2001
                                                        (Unaudited)        (Unaudited)       (Audited)*
                                                        -----------        -----------       -----------

ASSETS
------
Cash and due from banks                                 $  9,184,352      $ 10,169,258      $ 12,940,420

Federal funds sold                                           146,181         7,044,291         8,925,312
                                                        ------------      ------------      ------------
Cash and cash equivalents                                  9,330,533        17,213,549        21,865,732
Available for sale securities                             97,264,122        92,023,617        97,177,461
Held to maturity securities, at cost                       3,625,677         3,848,268         3,526,626
Other investment securities, at cost                       5,039,950         5,039,950         5,039,950
Loans (net of deferred fees)                             218,572,751       204,202,390       211,567,990
Less:  Allowance for loan losses                           3,554,551         3,460,271         3,453,245
                                                        ------------      ------------      ------------
Net Loans                                               $215,018,200      $200,742,119      $208,114,745
                                                        ------------      ------------      ------------
Premises, furniture & equip, net                           6,235,469         6,561,927         6,372,705
CSV life insurance                                         7,526,144         6,650,505         7,442,278
Core deposit intangible                                      249,291           296,033           260,977
Goodwill                                                   6,305,130         6,484,432         6,305,130
Other assets                                               6,176,792         5,868,433         5,897,452
                                                        ------------      ------------      ------------
Total Assets                                            $356,771,308      $344,728,833      $362,003,056
                                                        ============      ============      ============

LIABILITIES
-----------
Deposits:
  Demand                                                $ 29,145,723      $ 26,117,837      $ 35,218,551
  Savings                                                124,792,537       104,221,354       128,075,134
  Time                                                   100,223,491       113,299,455       104,613,441
                                                        ------------      ------------      ------------
Total Deposits                                           254,161,751       243,638,646       267,907,126
                                                        ------------      ------------      ------------
Borrowed funds                                            54,271,735        49,666,250        41,957,641
Sweep repurchase                                           7,168,598        12,741,489        12,135,398
Accrued expenses & other liabilities                       6,570,859         5,879,992         5,866,536
                                                        ------------      ------------      ------------
Total Liabilities                                       $322,172,943      $311,926,377      $327,866,701
Commitments (Note D)

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $12.50 par value.  Authorized
 1,200,000 shares, issued 582,394 shares
 in 2002 and 2001                                       $  7,279,925      $  7,279,925      $  7,279,925
Surplus                                                    3,963,116         3,963,116         3,963,116
Retained Earnings                                         23,490,378        21,153,032        22,695,422
Accumulated Other Comprehensive Income
  Net Unrealized Gain on Securities Available for Sale       227,939           719,124           530,290
Less:  Treasury Stock (5,394 shares as of
 March 31, 2002, 4,587 shares as of March
 31, 2001 and 4,899 shares as of December
 31, 2001)                                                   362,993           312,741           332,398
                                                        ------------      ------------      ------------
Total Shareholders' Equity                              $ 34,598,365      $ 32,802,456      $ 34,136,355
                                                        ------------      ------------      ------------
Total Liabilities & Shareholders' Equity                $356,771,308      $344,728,833      $362,003,056
                                                        ============      ============      ============

*  Condensed from audited financial statements

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                             Three Months Ended - March 31,
                                                                  2002            2001
                                                                  ----            ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and Fees on Loans                                   $3,998,979      $4,328,626
  Interest and Fees on Municipal Loans and Bonds                  250,830         258,960
  Interest and Dividends on Securities                          1,227,578       1,481,567
  Interest on Federal Funds Sold                                   22,679          31,488
  Amortization & Accretion - Net                                 (165,741)         86,360
                                                               ----------      ----------
      Total Interest and Dividend Income                        5,334,325       6,187,001


INTEREST EXPENSE
----------------
  Interest on Deposits                                          1,228,732       2,145,235
  Interest on Funds Purchased/Borrowed                            587,281         911,666
                                                               ----------      ----------
      Total Interest Expense                                    1,816,013       3,056,901

NET INTEREST INCOME                                             3,518,312       3,130,100
  Provision for Loan Losses                                        90,000          75,000
                                                               ----------      ----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION                   3,428,312       3,055,100

NONINTEREST INCOME
------------------
  Exchange, Commission & Fees                                     293,965         309,186
  Trust Department                                                348,352         324,285
  Safe Deposit Box Rental Fees                                     22,198          22,069
  Other Income                                                    589,783         418,204
                                                               ----------      ----------
      Total Noninterest Income                                  1,254,298       1,073,744
                                                               ----------      ----------

NONINTEREST EXPENSE
-------------------
  Salaries and Employee Benefits                                1,621,285       1,453,142
  Building Maintenance & Operations                               227,531         228,992
  FDIC Insurance                                                   23,777          23,918
  Other Expenses                                                1,207,711       1,363,002
                                                               ----------      ----------
      Total Noninterest Expense                                 3,080,304       3,069,054
                                                               ----------      ----------

INCOME BEFORE TAXES                                             1,602,306       1,059,790
  Income Taxes                                                    490,000         300,000
                                                               ----------      ----------

NET INCOME                                                     $1,112,306      $  759,790
                                                               ==========      ==========

Per Share Data:
  Net Income                                                        $1.93           $1.31
  Dividends Declared                                                $ .55           $ .50

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended March 31, 2002 and 2001
                                 (Unaudited)

                                                                   2002             2001
                                                                   ----             ----

Net Cash Flows Provided by Operating Activities:
------------------------------------------------
  Net Income                                                  $  1,112,306      $   759,790
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                203,475          200,182
      Provision for loan losses                                     90,000           75,000
      Net change in other assets                                  (207,453)         136,129
      Net change in other liabilities                              704,323          109,674
      Net amortization of premium (accretion of discount)
       on investments                                              165,741          (86,360)
      Net change in deferred loan origination fees                 (45,350)           9,178
      Origination of loans held for sale                        (8,777,589)      (2,484,571)
      Proceeds from loans held for sale                         10,750,879        2,468,846
                                                              ------------      -----------
      Total adjustments                                          2,884,026          428,078
                                                              ------------      -----------
  Net cash provided by operating activities                      3,996,332        1,187,868
                                                              ------------      -----------

Cash Flows From Investing Activities:
-------------------------------------
      Purchase of securities available for sale                (10,198,240)      (2,000,000)
      Purchase of securities held to maturity                     (102,005)               0
      Proceeds from calls or maturities of securities
       available for sale                                        7,517,398       13,333,998
      Net change in loans to customers                          (6,948,105)         728,397
      Capital expenditures                                         (54,553)        (390,645)
                                                              ------------      -----------
  Net cash provided by (used in) investing activities           (9,785,505)      11,671,750
                                                              ------------      -----------

Cash Flows From Financing Activities:
-------------------------------------
      Net increase (decrease) in other borrowed funds            7,347,294       (3,794,822)
      Net increase (decrease) in demand, savings and
       money market accounts                                     8,768,570       (7,775,704)
      Net increase (decrease) in time deposits                 (22,513,945)       5,833,633
      Purchase of treasury stock                                   (68,355)         (21,250)
      Proceeds from sale of treasury stock                          37,760           47,500
      Dividends paid                                              (317,350)        (288,904)
                                                              ------------      -----------
  Net cash used in financing activities                         (6,746,026)      (5,999,547)
                                                              ------------      -----------

Net increase (decrease) in cash and cash equivalents           (12,535,199)       6,860,071
Cash and cash equivalents at beginning of year                  21,865,732       10,353,478
                                                              ------------      -----------
Cash and cash equivalents at end of period                    $  9,330,533      $17,213,549
                                                              ============      ===========

    Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                                   2002             2001
                                                                   ----             ----

Net change as a result of adopting Statement
 of Financial Accounting Standards No. 115
  Available for sale securities                               $   (458,105)     $ 1,796,433
  Deferred income tax asset (liability)                            155,754         (610,787)
                                                              ------------      -----------
  Net unrealized gain (loss) on available for sale
   securities                                                 $   (302,351)     $ 1,185,646

In 2002, the Company converted construction in process costs totaling $3,146 to premises of the same amount.

In 2001, the Company converted construction in process costs totaling $421,340 to premises of the same amount. In addition, the Company disposed of assets with a cost of $77,662 and accumulated depreciation of $77,662.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three months ended March 31, 2002 and 2001
                                 (Unaudited)

                                                                                                        ACCUMULATED
                                                                                                          OTHER
                                                                                                       COMPREHENSIVE     SHARE-
                                                 COMMON                     TREASURY      RETAINED        INCOME        HOLDERS'
                                                 STOCK        SURPLUS        STOCK        EARNINGS        (LOSS)         EQUITY
                                                 ------       -------       --------      --------     -------------    ---------

Balance at December 31, 2000                   $7,279,925    $3,963,472    $(339,347)    $20,682,146    $ (466,522)    $31,119,674
Net income, three months ended March 31, 2001           0             0            0         759,790             0         759,790
Change in net unrealized gain (loss) on
 available for sale securities, net of
 tax of $610,787                                        0             0            0               0     1,185,646       1,185,646
                                               ----------    ----------    ---------     -----------    ----------     ------------
Total comprehensive income                              0             0            0         759,790     1,185,646       1,945,436
Sale of 563 shares Treasury stock                       0          (356)      47,856               0             0          47,500
Repurchase of 250 shares Treasury stock                 0             0      (21,250)              0             0         (21,250)
Cash dividends declared                                 0             0            0        (288,904)            0        (288,904)
                                               ----------    ----------    ---------     -----------    ----------     ------------
Balance at March 31, 2001                      $7,279,925    $3,963,116    $(312,741)    $21,153,032    $  719,124     $32,802,456
                                               ==========    ==========    =========     ===========    ==========     ===========

Balance at December 31, 2001                   $7,279,925    $3,963,116    $(332,398)    $22,695,422    $  530,290     $34,136,355
Net income, three months ended March 31, 2002           0             0            0       1,112,306             0       1,112,306
Change in net unrealized gain on available
 for sale securities, net of tax of
 $(155,754)                                             0             0            0               0      (302,351)       (302,351)
                                               ----------    ----------    ---------     -----------    ----------     ------------
Total comprehensive income                              0             0            0       1,112,306      (302,351)        809,955
Sale of 1,134 shares Treasury stock                     0             0       37,760               0             0          37,760
Repurchase of 1,629 shares Treasury stock               0             0      (68,355)              0             0         (68,355)
Cash dividends declared                                 0             0            0        (317,350)            0        (317,350)
                                               ----------    ----------    ---------     -----------    ----------     ------------
Balance at March 31, 2002                      $7,279,925    $3,963,116    $(362,993)    $23,490,378    $  227,939     $34,598,365
                                               ==========    ==========    =========     ===========    ==========     ===========

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                Unaudited
                                ---------

(A)   Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the Company) and its subsidiary, Union Trust Company (the Bank) as of March 31, 2002 and 2001 and for the three month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2001.

(B)   Earnings Per Share
      ------------------

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period. Weighted average shares for the three months ended March 31, 2002 and 2001 were 577,022 and 577,562, respectively.

(C)   Intangible Assets
      -----------------

The Company has goodwill with a carrying amount of $6,305,130 and $6,484,432 as of March 31, 2002 and 2001, respectively and $6,305,130 as of
December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill will be evaluated for impairment. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

Following is the effect on net income and earnings per share had amortization of goodwill not been recorded in each period presented.

                                             For the three months ended
                                         March 31, 2002      March 31, 2001
                                         --------------      --------------

Reported net income                        $1,112,306          $  759,790
Add:  Goodwill amortization                         0             112,363
                                           ----------          ----------
Adjusted net income                        $1,112,306          $  872,153

Earnings per share:
  Reported                                      $1.93               $1.31
  Add: Goodwill amortization                      .00                 .20
                                                -----               -----
  Adjusted                                      $1.93               $1.51

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

                                   March 31, 2002      March 31, 2001      December 31, 2001
                                   --------------      --------------      -----------------

Core deposit intangible, cost         $323,000            $323,000             $323,000
Accumulated amortization                73,709              26,967               62,023
                                      --------            --------             --------
Core deposit intangible, net          $249,291            $296,033             $260,977

Amortization expense related to the core deposit intangible for the three months ended March 31, 2002 and 2001 amounted to $11,686 and $11,586, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2006 is estimated to be $46,744.

(D)   Off-Balance Sheet Items
      -----------------------

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
At March 31, 2002 and 2001, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                              March 31
                                                          (000's omitted)
                                                         2002         2001
                                                         ----         ----

1.    Unused Commitments:

      A.    Revolving, open-end lines secured by
            1-4 family residential properties,
            e.g., Home Equity lines                    $ 9,380      $ 6,835
      B.    Credit card lines                            6,590        6,443
      C.    Secured real estate loans                    8,701        8,744
      D.    Other                                       32,337       19,482

2.    Financial Standby Letters of Credit:                 217           51

(E)   Regulatory Agencies
      -------------------

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Financial Institutions of the State of Maine.

(F)   Classified Loans
      ----------------

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

(G)   Impact of Inflation and Changing Prices
      ---------------------------------------

The Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the assets and liabilities of the Company are financial in nature. As a result, interest rates have a more significant impact on the Company's performance than the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

(H)   Recent Accounting Developments
      ------------------------------

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. Management does not expect this statement to affect the Company's consolidated financial condition and results of operations.

(I)   Stock Repurchase Plan
      ---------------------

On April 10, 2002, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee stock purchase plans and for general corporate purposes. The Company did not repurchase any shares as part of this plan during the first quarter of 2002.

               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION
---------------------------------------------------------------------------

Forward Looking Statements
--------------------------

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

The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Important factors which could cause actual events to differ from the Company's expectations include, but are not limited to, fluctuations in interest rates and loan and deposit pricing, which could reduce the Company's net interest margins, asset valuations and expense expectations; a deterioration in the economy or business conditions, either nationally or in the Company's market areas, that could increase credit-related losses and expenses; increases in defaults by borrowers and other loan delinquencies resulting in increases in the Company's provision for loan losses and related expenses; higher than anticipated costs related to the Company's new banking centers or slower than expected earning assets growth which could extend anticipated breakeven periods at these locations; significant increases in competition; legislative or regulatory changes applicable to bank holding companies or the Company's banking subsidiary; and possible changes in tax rates, tax laws, or tax law interpretation. The Company and the Bank disclaim any obligation to publicly announce future events or developments which may affect the forward-looking statements contained herewith.

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at March 31, 2002 to December 31, 2001, and the results of operations for the three months ended March 31, 2002, compared to the same period in 2001. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

Results of Operations
---------------------

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on earning assets (primarily loans and investments) and interest expense (primarily deposits and borrowings). The Company's results are also affected by the provision for loan losses; noninterest income, including gains and losses on the sales of loans and securities; noninterest expenses and income tax expense. Each of these major components of the Company's operating results is highlighted below.

Net Income. Net income for the first quarter of 2002 was $1,112,306, or $1.93 per share, a 46.5% increase compared to $759,790, or $1.31 per share for the first quarter of 2001. The increase was primarily a result of an increase in net interest income of $388,212, an increase in noninterest income of $180,554 and a decrease in goodwill amortization expense offset by a slight increase in noninterest expense and an increase in the provision for income taxes of $190,000. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill was discontinued. As a result, amortization charged to operations at March 31, 2002 was $11,686, as compared to $123,949 for the three months ended March 31, 2001.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                                       March 31,
                                                   2002        2001
                                                   ----        ----

Earnings Per Share                                1.93        1.31
Return on Average Shareholders' Equity            3.27%A      2.28%B
Return on Average Assets                          0.31%A      0.22%B
Return on Average Earning Assets                  0.34%A      0.23%B

A=annualized returns are:  13.09%, 1.24% and 1.36%, respectively.
B=annualized returns are:   9.12%, 0.88% and 0.92%, respectively.

Interest Income. Total interest and dividend income decreased by $852,676 or 13.8% to $5.3 million for the period ended March 31, 2002 from $6.2 million for the period ended March 31, 2001. The decrease in interest income was primarily the result of lower yields on earning assets, offset in part by a higher level of loans and investments. The average balance of net loans for the period ended March 31, 2002 was $211.2 million compared to $201.4 million for the period ended March 31, 2001. The average yield on loans was 7.5% for the period ended March 31, 2002 compared to 8.8% for the period ended March 31, 2001. The average balance of investments for the period ended March 31, 2002 was $109.3 million compared to $105.8 million for the period ended March 31, 2001. The average yield on investments was 5.1% for the period ended March 31, 2002 compared to 6.9% for the period ended March 31, 2001.

Interest Expense. Total interest expense decreased by $1.3 million or 40.6% to $1.8 million for the period ended March 31, 2002 from $3.1 million for the period ended March 31, 2001. The decrease in interest expense was primarily the result of lower cost on deposits and borrowings, offset in part by a higher level of deposits and borrowings. Average interest-bearing deposits increased by $11.5 million or 4.7% to $257.3 million for the period ended March 31, 2002. Average borrowings of $51.1 million for the period ended March 31, 2002 were basically flat from March 31, 2001 levels. The average rate on interest-bearing deposits decreased 158 basis points to 1.91% for the period ended March 31, 2002 from 3.49% for the period ended March 31, 2001, while the average rate on borrowed funds decreased 252 basis points to 4.56% from 7.08% during the same period.

Net Interest Income. Net interest income for the period ended March 31, 2002 was $3.5 million compared to $3.1 million for the period ended March 31, 2001. The $388,212 or 12.4% increase is attributed to the $1.2 million decrease in interest expense on deposits and borrowings offset in part by the $852,676 decrease in interest income. The average yield on interest earning assets decreased 146 basis points to 6.69% for the period ended March 31, 2002 from 8.15% for the period ended March 31, 2001, while the average cost on interest-bearing liabilities decreased by 176 basis points to 2.35% for the period ended March 31, 2002 from 4.11% for the period ended March 31, 2001. The interest rate spread increased due to interest bearing liabilities repricing faster than interest earning assets in a period of falling interest rates.

The net interest margin calculation for the three month periods ended March 31, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2002 and 2001).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)

                                                                          March 31
                                           ---------------------------------------------------------------------
                                                          2002                                 2001
                                           --------------------------------     --------------------------------
                                           Average      Interest     Yield/     Average      Interest     Yield/
                                           Balance     Earned/Paid    Rate      Balance     Earned/Paid    Rate
                                           -------     -----------   ------     -------     -----------   ------
                                                       (annualized)                         (annualized)

Assets
Interest Earning Assets:
  Securities available for sale            $105,781      $ 5,308      5.02      $101,965      $ 7,055      6.92
  Securities held to maturity                 3,564          268      7.52         3,850          308      8.00
  Federal funds sold                            486            7      1.44         2,272          112      4.93
  Loans (net) (1)                           211,208       15,900      7.53       201,418       17,742      8.81
                                           --------      -------      ----      --------      -------      ----
Total interest earning assets               321,039      $21,483      6.69       309,505      $25,217      8.15
                                                         =======                              =======
Other nonearning assets                      30,050                               29,922
                                           --------                             --------
                                           $351,089                             $339,427
                                           ========                             ========

Liabilities
Interest Bearing Liabilities:
  Savings deposits                         $137,948      $ 1,877      1.36      $120,169      $ 2,732      2.27
  Time deposits                             101,562        2,701      2.66       112,291        5,424      4.83
  Money market accounts                      17,743          338      1.90        13,308          421      3.16
  Borrowings                                 51,088        2,328      4.56        51,083        3,616      7.08
                                           --------      -------      ----      --------      -------      ----
Total interest bearing liabilities          308,341      $ 7,244      2.35       296,851      $12,193      4.11
                                                         =======                              =======
Other noninterest bearing liabilities
 & shareholders' equity                      42,748                              42,576
                                           --------                            --------
                                           $351,089                            $339,427
                                           ========                            =========

Net interest income                                      $14,239                              $13,024

Net interest rate spread                                              4.34                                 4.04

Net interest margin                                                   4.44                                 4.21

(1) Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the three month period ended March 31, 2002, increased $15,000 to $90,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The allowance for loan losses was $3.5 million or 1.6% of total loans as of March 31, 2002 and 1.7% at March 31, 2001. The increase in the provision for loan loss is primarily due to the increase in the loan portfolio and general economic conditions. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. Please refer to page 17 "Allowance for Loan Losses" for further details.

The Bank has a Loan Review Program whereby an independent loan review service firm conducts a periodic review of the commercial loan portfolio. The review includes updates to comments on all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, non accrual loans over $100,000, new (closed) and renewed loans over $100,000 as well as the adequacy of the loan loss reserve.

Although management utilized its best judgement in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or other factors, both within and outside of management's control.

Operating Income. Operating income was $1.3 million for the period ended March 31, 2002 compared to $1.1 million for the period ended March 31, 2001. The $180,554 or 16.8% increase was the result of an increase in loan fees, trust income, mortgage servicing income, and an increase in the cash surrender value of life insurance. The other income to average assets ratio was 0.36% for the three months ended March 31, 2002 compared to 0.32% for the same period in 2001.

Loan fees increased $123,000 or 72.8% during the first quarter of 2002 from
the comparable period in 2001.    Related mortgage servicing income
increased $28,000 during the same period. The increase is due primarily to the decline in mortgage loan interest rates and the corresponding increased new loan and refinancing activity.

Trust income increased by 7.4% or $24,067 to $348,352 for the first quarter of 2002 compared to $324,285 for the similar period in 2001. Trust fees are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $198.7 million as of March 31, 2002. Trust income is also derived from financial planning and investment brokerage commissions.

Operating Expenses. Operating expenses increased slightly by $11,250 or ..4% to $3.1 million for the period ended March 31,2002 over the same period
in 2001.   Salaries and employee benefits increased $168,143, due primarily
to additional staff in the financial services area.   Other operating
expenses decreased $171,592 or 12.6% due primarily to the decrease in goodwill amortization expense. Upon adoption of SFAS No. 142, on January
1, 2002, amortization of goodwill was discontinued. As a result, amortization charged to other expenses for the three months ended March 31, 2002 was $11,686 as compared to $123,949 for the three months ended March 31, 2001. The Bank expects this trend to continue throughout 2002.

Income Taxes.   Income taxes are provided in accordance with the
comprehensive income tax allocation method which recognizes the tax effects of all income and expense transactions in each year's statement of income, regardless of the year the transactions are reported for tax purposes.

Deferred income taxes are recognized in the consolidated balance sheets for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation.

The status of the Company's income tax expense is as follows:

                                        Tax Expense            Effective Rate
                                  ----------------------      ----------------
                                    2002          2001        2002       2001
                                    ----          ----        ----       ----

Three Months Ended March 31,      $490,000      $300,000      30.6%      28.3%

Liquidity and Capital Resources. The Company's primary sources of funds consist of deposits, borrowings, repayments and prepayments of loans, sales and participation of loans, maturities of securities and interest-bearing deposits and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses.

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of March 31, 2002 the Company's basic surplus was $56.5 million or 16.1% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $77.1 million, or 21.9% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At March 31, 2002, the Bank had borrowings of $54.3 million from the FHLB.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 2002, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at March 31, 2002 was as follows:

                                                      Minimum Regulatory
                                  March 31, 2002         Requirements
                                  --------------      ------------------

      Leverage Capital Ratio           7.72%                 4.0%
      Risk Based Ratio                14.59%                 8.0%
      Tier 1 Ratio                    13.33%                 4.0%

Financial Condition
-------------------

The Company's total assets amounted to $356.8 million at March 31, 2002 compared to $362.0 million at December 31, 2001, a decrease of $5.2 million or 1.4%. The decrease in total assets is primarily attributable to a decrease in cash and cash equivalents offset in part by an increase in net loans. Year on year, total assets increased $12.0 million or 3.5%. The increase in total assets from March 31, 2001 to March 31, 2002 is primarily attributable to an increase in net loans of $14.7 million or 7.1%.

Cash and Cash Equivalents. Cash and cash equivalents were $9.3 million at March 31, 2002 compared to $21.9 million at December 31, 2001. Cash and cash equivalents decreased primarily due to a decrease in federal funds sold of $8.8 million to $146,181 at March 31, 2002 from $8.9 million at December 31, 2001. As of March 31, 2002, cash and cash equivalents decreased $7.8 million or 45.8% from $17.2 million as of March 31, 2001. The decrease in federal funds sold was caused by a decrease in deposits resulting from normal seasonal deposit outflows and to fund new loan growth.

Securities. The Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank's asset/liability committee develops an investment policy based upon the Bank's operating need and market circumstances. The investment policy is reviewed and approved annually by the Board of Directors in terms of its objectives, investment guidelines and consistency with overall Bank performance and risk management goals. The asset/liability committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the board of directors on a regular basis.

Securities are classified as available for sale and they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At March 31, 2002, unrealized gains, net of taxes on securities available for sale were $227,939 compared to unrealized gains of $530,290 at December 31, 2001. The decrease in net unrealized gains on securities available for sale resulted in a $302,351 decrease in shareholders' equity.

Securities available for sale were basically flat at $97.3 million for the periods ended March 31, 2002 and December 31, 2001. Securities available for sale increased $5.2 million or 5.6% to $97.3 million at March 31, 2002 from $92.0 million at March 31, 2001. Securities held to maturity increased $99,051 or 2.7%, from $3.5 million at December 31, 2001 to $3.6 million at March 31, 2002. Securities held to maturity decreased $222,591 or 5.8%, from $3.8 million at March 31, 2001 to $3.6 million at March 31, 2002.

Net Loans. Net loans increased by $6.9 million or 3.3% to $215.0 million or 60.3% of total assets at March 31, 2002 as compared to $208.1 million or 57.5% of total assets at December 31, 2001. Year on year, net loans increased by $14.3 million or 7.1% as of March 31, 2002, from $200.7 million or 58.2% of total assets at March 31, 2001. This increase in loans is due to the Bank's efforts to develop new lending relationships and expand existing borrowing relationships. The Bank has also added individuals to its lending personnel.

Residential real estate loans increased $8.8 million, or 7.1%, to $131.5 million at March 31, 2002 from $122.7 million at December 31, 2001. Year on year, residential real estate loans increased $23.2 million, or 21.1% from $108.2 million as of March 31, 2001. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. The Bank has also sold and serviced $82.0 million of real estate loans and $1.1 million of commercial mortgages and has $800,894 of loans held for sale at March 31, 2002.

Commercial loans at March 31, 2002 decreased by $2.0 million or 3.3% to $56.9 million from $58.9 million at December 31, 2001. Year on year, commercial loans decreased by $914,520 or 1.6%. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes a wide array of financially sound, small to medium-sized businesses within its service area.

Consumer loans decreased at March 31, 2002 by $441,700 or 2.0% to $22.0 million at March 31, 2002 from $22.5 million at December 31, 2001. Year on year, consumer loans decreased by $0.9 million or 3.9% from $22.9 million as of March 31, 2001. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

Allowance for Loan Losses. The allowance for loan losses is a general allowance established by management to absorb possible loan losses as they may exist in the loan portfolio. This allowance is increased by provisions charged to operating expenses and by recoveries on loans previously charged-off. Management determines the adequacy of the allowance from independent reviews of the quality of new and existing loans, from the results of reviews of the loan portfolio by regulatory agency examiners, evaluation of past loan loss experience, the character and size of the loan portfolio, current economic conditions and other observable data.

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

A reserve percentage is assigned to each general reserve category. The factors used in determining the reserve percentage for each category starts with the five year historical average of loan losses to loans and makes adjustments for factors such as loan volumes, trends in non-performing loans, economic and industrial conditions, credit concentrations and changes in lending policies, procedures and practices.

The specific allocation for impaired loans is determined based on a loan by loan review of impaired loans and specific loans under close monitoring by management for potential problems.

As of December 31, 2001, the Bank had impaired loans totaling $1,822,604, which consisted of real estate loans. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

A loan is considered impaired by management when it is probable that the creditor will be unable to collect all amounts due under the contractual terms of the loan, including principal and interest. Based upon management's periodic review of loans on nonaccrual status, impairment is based on a loan by loan analysis and not set by a defined period of delinquency before a loan is considered impaired.

The unallocated component of the allowance for loan losses represents management's view that, given the complexities of the loan portfolio, there are estimated losses that have been incurred within the portfolio but not yet specifically identified. Management has provided for these probable losses in the allowance for loan losses accordingly.

The allowance for loan losses was $3.6 million or 1.6% of total loans as of March 31, 2002 compared to $3.5 million or 1.6% of total loans at December 31, 2001.

Deposits. Total deposits decreased $13.7 million or 5.1% to $254.1 million at March 31, 2002 from $267.9 million at December 31, 2001. The decrease occurred in most of the deposit categories. Savings deposits decreased to $44.6 million at March 31, 2002 from $45.0 million at December 31, 2001, a decrease of $383,888 or 0.9%. NOW deposits decreased to $49.6 million at March 31, 2002 from $54.3 million at December 31, 2001, a decrease of $4.7 million or 8.6%. Money market deposits decreased to $17.3 million at March 31, 2002 from $17.7 million at December 31, 2001, a decrease of $422,137 or 2.4%. Prestige investment accounts increased to $2.2 million at March 31, 2002 from $11.0 million at December 31, 2001, an increase of $3.1 million or 31.0%. Demand deposits increased to $29.1 million at March 31, 2002 from $26.1 million at March 31, 2001, an increase of $3.0 million or 11.6%. Certificates of deposit decreased to $100.2 million at March 31, 2002 from $104.6 million at December 31, 2001, a decrease of $4.4 million or 4.2%

Borrowings. Total advances from the FHLB as of March 31, 2002 increased by $12.2 million to $54.2 million from $42.0 million at December 31, 2001.
The continued use of borrowed funds reflects additional funding needed to support its growth in net loans.

Shareholders' Equity. Shareholders' equity increased by $462,010 or 1.4% from $34.1 million at December 31, 2001 to $34.6 million at March 31, 2002. The increase was due to cumulative earnings exceeding dividends declared and a $302,351 decrease in accumulated other comprehensive income.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In Management's opinion, there have been no material changes in the reported market risks since December 31, 2001 as reported in Item 7A of the Annual Report on Form 10K.

                                   PART II
                                   -------

Item 1:  N/A

Item 2:  N/A

Item 3:  N/A

Item 4:  N/A

Item 5:  N/A

Item 6:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         A.    N/A

         B.    Reports on Form 8-K

During the Registrant's fiscal quarter ended March 31, 2002, the Registrant did not file any reports on Form 8-K.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION BANKSHARES COMPANY

                                       /s/  Peter A. Blyberg
                                       ------------------------------------
                                       By:  Peter A. Blyberg, President

   May 9 2002
----------------
     Date

                                       /s/  Sally J. Hutchins
                                       ------------------------------------
                                            Sally J. Hutchins, Senior Vice
                                            President  and Clerk