Form 10-Q
period 2002-06-30
UNION BANKSHARES CO/ME
filed 2002-08-14
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

YES  [X]      NO  [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at August 9, 2002
              -----                          -----------------------------
(Common stock, $12.50 Par Value)                       575,882

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I   Financial Information                                     Page No.
------   ---------------------                                     --------

      Item l:   Financial Statements (Unaudited)

                Independent Accountants' Report                          3

                Consolidated Balance Sheets -                            4
                June 30, 2002, June 30, 2001, December 31, 2001

                Consolidated Statements of Income -                    5-6
                six months ended June 30, 2002 and June 30, 2001
                three months ended June 30, 2002 and June 30, 2001

                Consolidated Statements of Cash Flows -                  7
                six months ended June 30, 2002 and June 30, 2001

                Consolidated Statements of Changes in Shareholders'      8
                Equity six months ended June 30, 2002 and 2001

                Notes to Consolidated Financial Statements            9-11

      Item 2:   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  12-20

      Item 3:   Quantitative and Qualitative Disclosures About
                Market Risk                                             20

PART II   Other Information

      Item 1:   Legal Proceedings                                       20

      Item 2:   Changes in Securities                                   20

      Item 3:   Defaults Upon Senior Securities                         20

      Item 4:   Submission of Matters to a Vote of Security Holders     20

      Item 5:   Other Information                                       20

      Item 6:   Exhibits and Reports on Form 8-K                        20

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company


We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2002 and 2001, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
July 19, 2002

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                               June 30           June 30          December 31
                                                2002              2001               2001
                                             (Unaudited)       (Unaudited)        (Audited)*
                                             -----------       -----------        -----------

ASSETS
Cash and due from banks                     $ 10,666,633      $ 11,085,947      $ 12,940,420
Federal funds sold                               146,778            62,267         8,925,312
                                            ------------      ------------      ------------
Cash and cash equivalents                     10,813,411        11,148,214        21,865,732
Available for sale securities                104,965,521        85,190,037        97,177,461
Held to maturity securities, at cost           3,622,674         3,845,075         3,526,626
Other investment securities, at cost           5,039,950         5,039,950         5,039,950
Loans (net of deferred fees)                 222,867,023       213,989,385       211,567,990
Less:  Allowance for loan losses               3,607,114         3,457,812         3,453,245
                                            ------------      ------------      ------------
Net Loans                                   $219,259,909      $210,531,573      $208,114,745
                                            ------------      ------------      ------------
Premises, furniture & equip, net               6,210,732         6,710,750         6,372,705
CSV life insurance                             7,608,361         6,722,353         7,442,278
Core deposit intangible                          237,606           284,348           260,977
Goodwill                                       6,305,130         6,531,332         6,305,130
Other assets                                   6,061,683         5,876,549         5,897,452
                                            ------------      ------------      ------------
Total Assets                                $370,124,977      $341,880,181      $362,003,056
                                            ============      ============      ============

LIABILITIES
Deposits:
  Demand                                    $ 30,291,032      $ 28,329,572      $ 35,218,551
  Savings and money market                   127,241,127       109,851,533       128,075,134
  Time                                        96,920,162       106,624,757       104,613,441
                                            ------------      ------------      ------------
Total Deposits                               254,452,321       244,805,862       267,907,126
                                            ------------      ------------      ------------
Borrowed funds                                61,698,642        51,680,250        41,957,641
Sweep repurchase                              10,905,255         6,913,518        12,135,398
Accrued expenses & other liabilities           6,737,928         5,511,973         5,866,536
                                            ------------      ------------      ------------
Total Liabilities                           $333,794,146      $308,911,603      $327,866,701
Commitments (Note E)

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.
 Authorized 1,200,000 shares, issued
 582,394 shares in 2002 and 2001            $  7,279,925      $  7,279,925      $  7,279,925
Surplus                                        3,963,116         3,963,116         3,963,116
Retained Earnings                             24,214,675        21,436,912        22,695,422
Accumulated Other Comprehensive Income
 Net Unrealized Gain on Securities
 Available for Sale                            1,306,146           621,022           530,290
Less:  Treasury Stock (6,338 shares as
 of June 30, 2002, 4,899 shares as of
 June 30, 2001 and 4,899 shares as of
 December 31, 2001)                              433,031           332,397           332,398
                                            ------------      ------------      ------------
Total Shareholders' Equity                  $ 36,330,831      $ 32,968,578      $ 34,136,355
                                            ------------      ------------      ------------
Total Liabilities & Shareholders' Equity    $370,124,977      $341,880,181      $362,003,056
                                            ============      ============      ============

*     Condensed from audited financial statements

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                           Six Months Ended - June 30,
                                                           ---------------------------
                                                               2002             2001
                                                               ----             ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                               $ 7,981,970      $ 8,584,842

  Interest and Fees on Municipal Loans and Bonds               514,684          559,980
  Interest and Dividends on Securities                       2,464,201        2,775,835
  Interest on Federal Funds Sold                                29,023           84,212
  Amortization & Accretion - Net                              (306,325)          96,665
                                                           -----------      -----------
      Total Interest and Dividend Income                    10,683,553       12,101,534

INTEREST EXPENSE
  Interest on Deposits                                       2,383,166        4,181,811
  Interest on Funds Purchased/Borrowed                       1,223,839        1,670,498
                                                           -----------      -----------
      Total Interest Expense                                 3,607,005        5,852,309

NET INTEREST INCOME                                          7,076,548        6,249,225
  Provision for Loan Losses                                    180,000          150,000
                                                           -----------      -----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION                6,896,548        6,099,225

NONINTEREST INCOME
  Exchange, Commission & Fees                                  648,617          651,204
  Trust Department                                             748,817          633,209
  Safe Deposit Box Rental Fees                                  48,581           41,739
  Other Income                                               1,220,694          891,278
                                                           -----------      -----------
      Total Noninterest Income                               2,666,709        2,217,430
                                                           -----------      -----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                             3,497,095        3,184,443
  Building Maintenance & Operations                            444,764          439,073
  FDIC Insurance                                                34,554           35,164
  Net Securities Losses                                          6,444                0
  Other Expenses                                             2,475,646        2,783,556
                                                           -----------      -----------
      Total Noninterest Expense                              6,458,503        6,442,236
                                                           -----------      -----------

INCOME BEFORE TAXES                                          3,104,754        1,874,419
  Income Taxes                                                 950,000          542,000
                                                           -----------      -----------

NET INCOME                                                 $ 2,154,754      $ 1,332,419
                                                           ===========      ===========

Weighted Average Shares                                        576,911          577,528

Per Share Data:
  Net Income                                               $      3.74      $      2.31
  Dividends Declared                                       $      1.10      $      1.00

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                          Three Months Ended - June 30,
                                                          -----------------------------
                                                               2002             2001
                                                               ----             ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                               $ 3,982,991      $ 4,256,216
  Interest and Fees on Municipal Loans and Bonds               263,854          301,020
  Interest and Dividends on Securities                       1,236,623        1,294,268
  Interest on Federal Funds Sold                                 6,344           52,724
  Amortization & Accretion - Net                              (140,584)          10,305
                                                           -----------      -----------
      Total Interest and Dividend Income                     5,349,228        5,914,533

INTEREST EXPENSE
  Interest on Deposits                                       1,154,434        2,036,576
  Interest on Funds Purchased/Borrowed                         636,558          758,832
                                                           -----------      -----------
      Total Interest Expense                                 1,790,992        2,795,408

NET INTEREST INCOME                                          3,558,236        3,119,125
  Provision for Loan Losses                                     90,000           75,000
                                                           -----------      -----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION                3,468,236        3,044,125

NONINTEREST INCOME
  Exchange, Commission & Fees                                  354,652          342,018
  Trust Department                                             400,465          308,924
  Safe Deposit Box Rental Fees                                  26,383           19,670
  Other Income                                                 630,911          473,074
                                                           -----------      -----------
      Total Noninterest Income                               1,412,411        1,143,686
                                                           -----------      -----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                             1,875,810        1,731,301
  Building Maintenance & Operations                            217,233          210,081
  FDIC Insurance                                                10,777           11,246
  Net Securities Losses                                          6,444                0
  Other Expenses                                             1,267,935        1,420,554
                                                           -----------      -----------
      Total Noninterest Expense                              3,378,199        3,373,182
                                                           -----------      -----------

INCOME BEFORE TAXES                                          1,502,448          814,629
  Income Taxes                                                 460,000          242,000
                                                           -----------      -----------

NET INCOME                                                 $ 1,042,448      $   572,629
                                                           ===========      ===========

Weighted Average Shares                                        575,938          578,413

Per Share Data:
  Net Income                                               $      1.81      $       .99
  Dividends Declared                                       $       .55      $       .50


See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 2002 and 2001
                                 (Unaudited)

                                                                   2002              2001
                                                                   ----              ----

Net Cash Flows Provided by Operating Activities:
  Net Income                                                   $  2,154,754      $  1,332,419
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                 411,877           671,654
      Provision for loan losses                                     180,000           150,000
      Gain on sale of equipment                                        (953)             (684)
      Net securities losses                                          (6,444)                0
      Net change in other assets                                   (723,553)           20,903
      Net change in other liabilities                               871,393          (474,735)
      Net amortization of premium (accretion of
       discount) on investments                                     306,325           (96,665)
      Net change in deferred loan origination fees                  (33,795)            6,235
      Origination of loans held for sale                        (17,402,713)       (8,936,942)
      Proceeds from loans held for sale                          18,944,736         8,343,744
                                                               ------------      ------------
      Total adjustments                                           2,546,873          (316,490)
                                                               ------------      ------------
  Net cash provided by operating activities                       4,701,627         1,015,929

Cash Flows From Investing Activities:
    Purchase of securities available for sale                   (24,448,059)       (4,447,277)
    Purchase of securities held to maturity                        (102,004)                0
    Proceeds from sales of securities available for sale          4,084,234                 0
    Proceeds from sales of equipment                                  1,000             8,000
    Proceeds from maturities of securities available
     for sale                                                    11,908,912        23,099,571
    Net change in loans to customers                            (11,291,369)       (9,133,114)
    Increase in other assets                                              0           (24,144)
    Capital expenditures                                           (226,581)         (769,521)
                                                               ------------      ------------
  Net cash provided by (used in) investing activities           (20,073,867)        8,733,515

Cash Flows From Financing Activities:
    Net decrease in other borrowed funds                         (1,230,143)      (11,608,794)
    Net increase in advances from FHLB                           19,741,001         4,000,000
    Net increase/(decrease) in demand, savings and money
     market accounts                                             (5,761,526)           66,210
    Net decrease in time deposits                                (7,693,279)         (841,065)
    Purchase of treasury stock                                     (183,942)          (40,906)
    Proceeds from sale of treasury stock                             83,309            47,500
    Dividends paid                                                 (635,501)         (577,653)
                                                               ------------      ------------
  Net cash provided by (used in) financing activities             4,319,919        (8,954,708)
                                                               ------------      ------------

Net increase (decrease) in cash and cash equivalents            (11,052,321)          794,736
Cash and cash equivalents at beginning of year                   21,865,732        10,353,478
                                                               ------------      ------------
Cash and cash equivalents at end of period                     $ 10,813,411      $ 11,148,214
                                                               ============      ============

     Supplemental Schedule of Non-Cash Investing and Financing Activities

                                                                   2002              2001
                                                                   ----              ----

Net change as a result of adopting Statement
  of Financial Accounting Standards No. 115
    Available for sale securities                              $  1,175,540      $  1,647,794
    Deferred income tax liability                                  (399,684)         (560,250)
                                                               ------------      ------------
Net unrealized gain on available for sale securities           $    775,856      $  1,087,544

In 2002, the Company converted construction in process costs totaling $42,172 to premises of the same amount.

In 2001, the Company converted construction in process costs totaling $421,340 to premises of the same amount. In addition, the Company disposed of assets with a cost of $77,662 and accumulated depreciation of $77,662.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six months ended June 30, 2002 and 2001
                                 (Unaudited)

                                                                                                        ACCUMULATED
                                                                                                          OTHER
                                                                                                       COMPREHENSIVE     SHARE-
                                                 COMMON                     TREASURY      RETAINED        INCOME        HOLDERS'
                                                 STOCK        SURPLUS        STOCK        EARNINGS        (LOSS)         EQUITY
                                                 ------       -------       --------      --------     -------------    ---------

Balance at December 31, 2000                   $7,279,925    $3,963,472    $(339,347)    $20,682,146    $ (466,522)    $31,119,674
Net income, six months ended June 30, 2001              0             0            0       1,332,419             0       1,332,419
Change in net unrealized gain (loss) on
 available for sale securities, net of
 tax of $(560,250)                                      0             0            0               0     1,087,544       1,087,544
                                               ----------    ----------    ---------     -----------    ----------     ------------
Total comprehensive income                              0             0            0       1,332,419     1,087,544       2,419,963
Sale of 563 shares Treasury stock                       0          (356)      47,856               0             0          47,500
Repurchase of 562 shares Treasury stock                 0             0      (40,906)              0             0         (40,906)
Cash dividends declared                                 0             0            0        (577,653)            0        (577,653)
                                               ----------    ----------    ---------     -----------    ----------     ------------
Balance at June 30, 2001                       $7,279,925    $3,963,116    $(332,397)    $21,436,912    $  621,022     $32,968,578
                                               ----------    ----------    ---------     -----------    ----------     ------------

Balance at December 31, 2001                   $7,279,925    $3,963,116    $(332,398)    $22,695,422    $  530,290     $34,136,355
Net income, six months ended June 30, 2002              0             0            0       2,154,754             0       2,154,754
Change in net unrealized gain on available
 for sale securities, net of tax of $399,684            0             0            0               0       775,856         775,856
                                               ----------    ----------    ---------     -----------    ----------     ------------
Total comprehensive income                              0             0            0       2,154,754       775,856       2,930,610
Sale of 1,722 shares Treasury stock                     0             0       83,309               0             0          83,309
Repurchase of 2,317 shares Treasury stock               0             0     (183,942)              0             0        (183,942)
Cash dividends declared                                 0             0            0        (635,501)            0        (635,501)
                                               ----------    ----------    ---------     -----------    ----------     ------------
Balance at June 30, 2002                       $7,279,925    $3,963,116    $(433,031)    $24,214,675    $1,306,146     $36,330,831
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

                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                 Unaudited
                                 ---------

(A)   Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of June 30, 2002 and 2001 and for the three- and six month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(C)   Intangible Assets
      -----------------

The Company has goodwill with a carrying amount of $6,305,130 and $6,531,332 as of June 30, 2002 and 2001, respectively and $6,305,130 as of
December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

Following is the effect on net income and earnings per share had amortization of goodwill not been recorded in each period presented.

                                 For the six months ended             For the three months ended
                             June 30, 2002      June 30, 2001      June 30, 2002      June 30, 2001
                             -------------      -------------      -------------      -------------

Reported net income           $2,154,754         $1,332,419         $1,042,448          $572,629
Add: Goodwill amortization             0            225,464                  0           113,101
                              ----------         ----------         ----------          --------
Adjusted net income           $2,154,754         $1,557,883         $1,042,448          $685,730

Earnings per share:
  Reported                    $     3.74         $     2.31         $     1.81          $   0.99
  Add: Goodwill amortization         .00                .39                .00               .20
                              ----------         ----------         ----------          --------
  Adjusted                    $     3.74         $     2.70         $     1.81          $   1.19

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

                                   June 30, 2002      June 30, 2001      December 31, 2001
                                   -------------      -------------      -----------------

Core deposit intangible, cost        $323,000           $323,000            $323,000
Accumulated amortization               85,394             38,652              62,023
                                     --------           --------            --------
Core deposit intangible, net         $237,606           $284,348            $260,977

Amortization expense related to the core deposit intangible for the six months ended June 30, 2002 and 2001 amounted to $23,371 and $23,271, respectively. Amortization expense for the three month period ended June 30, 2002 and 2001 amounted to $11,686 and $124,786, respectively. The expected amortization expense for each year in the five-year period ending December 31, 2006 is estimated to be $46,744.

(D)   Comprehensive Income
      --------------------

Total comprehensive income was $2,120,656 and $474,527 for the three months ended June 30, 2002 and 2001, respectively, and $2,930,610 and $2,419,963 for the six months ended June 30, 2002 and 2001, respectively.

(E)   Off-Balance Sheet Items
      -----------------------

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
At June 30, 2002, and June 30, 2001, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                              June 30
                                                          (000's omitted)
                                                         2002         2001
                                                         ----         ----

1.    Unused Commitments:
      -------------------

      A.   Revolving, open-end lines secured by
           1-4 family residential properties,
           e.g., Home Equity lines                     $ 9,270      $ 6,917
      B.   Credit card lines                             6,251        6,372
      C.   Secured real estate loans                    17,442       12,333
      D.   Other                                        20,700       17,170

2.    Financial Standby Letters of Credit:                 217           86
      ------------------------------------

(F)   Regulatory Agencies
      -------------------

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Financial Institutions of the State of Maine.

(G)   Classified Loans
      ----------------

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

(H)   Impact of Inflation and Changing Prices
      ---------------------------------------

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

(I)   Recent Accounting Developments
      ------------------------------

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. The adoption of this statement did not affect the Company's consolidated financial condition and results of operations.

(J)   Stock Repurchase Plan
      ---------------------

On April 10, 2002, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee stock purchase plans and for general corporate purposes. The Company repurchased 1,532 shares as part of this plan during the second quarter of 2002 at an average price of $69.00.

(K)   Reclassification
      ----------------

Certain items from the prior year were reclassified on the balance sheet to conform with the current year presentation. The reclassification does not have a material impact to the balance sheet presentation.

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

Critical Accounting Policies
----------------------------

Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis in making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of potential losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at June 30, 2002 to December 31, 2001, and the results of operations for the three- and six months ended June 30, 2002, compared to the same periods in 2001. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

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

Net Income. Net income for the first two quarters of 2002 was $2,154,754, or $3.74 per share, a 61.7% increase compared to $1,332,419, or $2.31 per share for the first two quarters of 2001. The increase was primarily a result of an increase in net interest income of $827,323, an increase in noninterest income of $449,279 and a decrease in goodwill amortization expense offset by a slight increase in noninterest expense and an increase in the provision for income taxes of $408,000. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill was discontinued. As a result, amortization charged to operations for the six months ended June 30, 2002 was $23,371, as compared to $248,735 for the six months ended June 30, 2001. The Bank expects this trend to continue throughout 2002. Net income for the second quarter of 2002 was $1,042,448, or $1.81 per share, an 82.0% increase compared to $572,629 or $1.00 per share for the second quarter of 2001. The increase was primarily a result of increases in all categories of noninterest income, an increase in noninterest expenses of only $5,017 and a decrease in interest expense of $1,004,416 or 35.9%.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                                   Six months ended
                                                       June 30,
                                                   2002        2001
                                                   ----        ----

Earnings Per Share                               $3.74       $2.31
Return on Average Shareholders' Equity            6.28%A      4.16%B
Return on Average Assets                          0.59%A      0.38%B
Return on Average Earning Assets                  0.64%A      0.42%B

A=annualized returns are:  12.56%, 1.18%, and 1.28%, respectively.
B=annualized returns are:    8.32%, 0.76%, and 0.84%, respectively.

Interest and Dividend Income. Total interest and dividend income decreased by $1.4 million or 11.7% to $10.7 million for the six month period ended June 30, 2002 from $12.1 million for the six month period ended June 30, 2001 and decreased by $565,305 or 9.6% to $5.3 million for the three month period ended June 30, 2002 from $5.9 million for the three month period ended June 30, 2001. The decrease in interest income for the first two quarters and for the second quarter was primarily the result of lower yields on earning assets, offset in part by a higher level of loans and investments. The average balance of net loans for the period ended June 30, 2002 was $214.4 million compared to $204.2 million for the period ended June 30, 2001. The average yield on loans was 7.4% for the period ended June 30, 2002 compared to 8.6% for the period ended June 30, 2001. The average balance of investments for the period ended June 30, 2002 was $108.3 million compared to $100.2 million for the period ended June 30, 2001. The average yield on investments was 5.3% for the period ended June 30, 2002 compared to 6.8% for the period ended June 30, 2001.

Interest Expense. Total interest expense decreased by $2.2 million or 38.4% to $3.6 million for the six month period ended June 30, 2002 from $5.9 million for the six month period ended June 30, 2001 and decreased by $1.0 million or 35.9% to $1.8 million for the three month period ended June 30, 2002 from $2.8 million for the three month period ended June 30, 2001. The decrease in interest expense for the first two quarters and for the second quarter was primarily the result of lower cost on deposits and borrowings, offset in part by a higher level of deposits and borrowings. Average interest-bearing deposits increased by $10.1 million or 4.1% to $256.0 million for the period ended June 30, 2002. Average borrowings of $56.9 million for the period ended June 30, 2002 were up $7.1 million or 14.3% from June 30, 2001 levels. The average rate on interest-bearing deposits decreased 154 basis points to 1.86% for the period ended June 30, 2002 from 3.40% for the period ended June 30, 2001, while the average rate on borrowed funds decreased 290 basis points to 3.76% from 6.66% during the same period.

Net Interest Income. Net interest income for the six month period ended June 30, 2002 was $7.1 million compared to $6.2 million for the six month period ended June 30, 2001 and for the three months ended June 30, 2002 was $3.6 million compared to $3.1 million for the three months ended June 30, 2001. The $827,323 or 13.2% increase for the first two quarters is attributed to the $2.2 million decrease in interest expense on deposits and borrowings offset in part by the $1.4 million decrease in interest and dividend income. The increase for the three months ended June 30, 2002 is attributed to the $1.0 million decrease in interest expense on deposits and borrowings offset in part by the $565,305 decrease in interest and dividend income. The average yield on interest earning assets decreased 134 basis points to 6.68% for the period ended June 30, 2002 from 8.02% for the period ended June 30, 2001, while the average cost on interest-bearing liabilities decreased by 174 basis points to 2.21% for the period ended June 30, 2002 from 3.95% for the period ended June 30, 2001. The interest rate spread increased due to interest bearing liabilities repricing faster than interest earning assets in a period of falling interest rates.

The net interest margin calculation for the six month periods ended June 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2002 and 2001).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)

                                                                           June 30
                                                         2002                                    2001
                                          ----------------------------------     -----------------------------------
                                          Average      Interest       Yield/     Average       Interest       Yield/
                                          Balance     Earned/Paid      Rate      Balance      Earned/Paid      Rate
                                          -------     -----------     ------     -------      -----------     ------
                                                     (annualized)                             (annualized)

Assets
Interest Earning Assets:
  Securities available for sale           $104,685      $ 5,378        5.14      $ 96,415       $ 6,535        6.78
  Securities held to maturity                3,595          271        7.54         3,849           308        8.00
  Federal funds sold                           982           15        1.53         2,352           118        5.02
  Loans (net) (1)                          214,431       15,958        7.44       204,233        17,645        8.64
                                          --------      -------        ----      --------       -------        ----
Total interest earning assets              323,693      $21,622        6.68       306,849       $24,606        8.02
Other nonearning assets                     38,874                                 37,631
                                          --------                               --------
                                          $362,567                               $344,480
                                          ========                               ========

Liabilities
Interest Bearing Liabilities:
  Savings deposits                        $138,141      $ 1,828        1.32      $121,202       $ 2,694        2.22
  Time deposits                            100,166        2,555        2.55       111,747         5,252        4.70
  Money market accounts                     17,711          383        2.16        13,013           418        3.21
  Borrowings                                56,933        2,140        3.76        49,832         3,318        6.66
                                          --------      -------        ----      --------       -------        ----
Total interest bearing liabilities         312,951      $ 6,906        2.21       295,794       $11,682        3.95
Other noninterest bearing liabilities
 & shareholders' equity                     49,616                                 48,686
                                          --------                               --------
                                          $362,567                               $344,480
                                          ========                               ========

Net interest income                                     $14,716                                  $12,924

Net interest rate spread                                               4.47                                    4.07

Net interest margin                                                    4.55                                    4.21

(1) Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the six month period ended June 30, 2002, increased $30,000 to $180,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The provision for loan losses for the three month period ended June 30, 2002, increased $15,000 to $90,000 from the same period last year. The allowance for loan losses was $3.6 million or 1.6% of total loans as of June 30, 2002 and 1.6% at June 30, 2001. The increase in the provision for loan loss is primarily due to the increase in the loan portfolio and general economic conditions. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. Please refer to page 18 "Allowance for Loan Losses" for further details.

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

Although management utilizes its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or other factors, both within and outside of management's control.

Operating Income. Operating income was $2.7 million for the six month period ended June 30, 2002 compared to $2.2 million for the six month period ended June 30, 2001. Operating income was $1.4 million for the three month period ended June 30, 2002 compared to $1.1 million for the three month period ended June 30, 2001. The $449,279 or 20.3% increase for the six month period was the result of an increase in loan fees, trust income, mortgage servicing income and an increase in the cash surrender value of life insurance. The $268,725 or 23.5% increase for the three month period was the result of an increase in loan fees, trust income, Visa income, mortgage servicing income and an increase in the cash surrender value of life insurance. The other income to average assets ratio was 0.33% for the three months ended June 30, 2002 compared to 0.25% for the same period in 2001.

Loan fees increased $204,925 or 52.7% during the first two quarters of 2002 from the comparable period in 2001 and $301,019 or 1.0% during the second quarter of 2002 from the comparable period in 2001. The increase is due primarily to the decline in mortgage loan interest rates and the corresponding increased new loan and refinancing activity. Related mortgage servicing income increased $85,062 during the six month period.

Trust income increased by 18.3% or $115,608 to $748,817 for the six months ended June 30, 2002 and 29.6% or $91,541 to $400,465 for the three months ended June 30, 2002 compared to $633,209 and $308,924 for the similar periods in 2001. Trust fees are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $203.3 million as of June 30, 2002. Trust income is also derived from financial planning and investment brokerage commissions.

Operating Expenses. Operating expenses increased slightly by $16,267 or ..3% to $6.5 million for the six month period ended June 30, 2002 over the same period in 2001 and increased by $5,017 or 0.1% to $3.4 million for the three month period ended June 30, 2002 over the same period in 2001. Salaries and employee benefits increased $144,509 and $312,652 for the three and six month periods due primarily to additional staff in the
financial services area.   Other operating expenses for the six month
period ended June 30, 2002 decreased $307,910 or 11.1% due primarily to the decrease in goodwill amortization expense. Upon adoption of SFAS No. 142, on January 1, 2002, amortization of goodwill was discontinued. As a result, amortization charged to other expenses for the six months ended June 30, 2002 was $23,371 as compared to $248,735 for the six months ended June 30, 2001. The Bank expects this trend to continue throughout 2002.

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

The status of the Company's income tax expense is as follows:

                                     Tax Expense           Effective Rate
                               ----------------------      ----------------
                                 2002          2001        2002       2001
                                 ----          ----        ----       ----

Six Months Ended June 30,      $950,000      $542,000      30.6%      28.9%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of June 30, 2002 the Company's basic surplus was $58.1 million or 15.8% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $79.4 million, or 21.6% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At June 30, 2002, the Bank had borrowings of $61.7 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 2002, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at June 30, 2002 was as follows:

                                                      Minimum Regulatory
                                   June 30, 2002         Requirements
                                   -------------      ------------------

      Leverage Capital Ratio           7.73%                 4.0%
      Risk Based Ratio                14.54%                 8.0%
      Tier 1 Ratio                    13.29%                 4.0%

Financial Condition
-------------------

The Company's total assets amounted to $370.1 million at June 30, 2002 compared to $362.0 million at December 31, 2001, an increase of $8.1 million or 2.2%. The increase in total assets is primarily attributable to a decrease in cash and cash equivalents offset in part by an increase in net loans. Year on year, total assets increased $28.2 million or 8.3%.
The increase in total assets from June 30, 2001 to June 30, 2002 is primarily attributable to an increase in net loans of $8.7 million or 4.1% and investment securities of $19.6 million or 20.8%.

Cash and Cash Equivalents. Cash and cash equivalents were $10.8 million at June 30, 2002 compared to $21.9 million at December 31, 2001. Cash and cash equivalents decreased primarily due to a decrease in federal funds sold of $8.8 million to $146,778 at June 30, 2002 from $8.9 million at December 31, 2001. As of June 30, 2002, cash and cash equivalents decreased $334,803 or 3.0%
from $11.1 million as of June 30, 2001. The decrease in federal funds sold was caused by a decrease in deposits resulting from normal seasonal deposit outflows and to fund new loan growth.

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

Securities are classified as available for sale and they may be sold as part of the Bank's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At June 30, 2002, unrealized gains, net of taxes on securities available for sale were $1,306,146 compared to unrealized gains of $530,290 at December 31, 2001. The increase in net unrealized gains on securities available for sale resulted in a $775,856 increase in shareholders' equity.

Securities available for sale increased $7.8 million or 8.0% to $105.0 million at June 30, 2002 compared to $97.2 million at December 31, 2001. Securities available for sale increased $19.8 million or 23.2% to $105.0 million at June 30, 2002 from $85.2 million at June 30, 2001. Securities held to maturity increased $96,048 or 2.7%, from $3.5 million at December 31, 2001 to $3.6 million at June 30, 2002. Securities held to maturity decreased $222,401 or 5.8%, from $3.8 million at June 30, 2001 to $3.6 million at June 30, 2002.

Net Loans. Net loans increased by $11.1 million or 5.4% to $219.3 million or 59.2% of total assets at June 30, 2002 as compared to $208.1 million or 57.5% of total assets at December 31, 2001. Year on year, net loans increased by $8.7 million or 4.1% as of June 30, 2002, from $210.5 million or 61.6% of total assets at June 30, 2001. This increase in loans is due to the Bank's efforts to develop new lending relationships and expand existing borrowing relationships. The Bank has also added individuals to its lending personnel.

Residential real estate loans increased $7.7 million, or 6.3%, to $130.4 million at June 30, 2002 from $122.7 million at December 31, 2001. Year on year, residential real estate loans increased $17.5 million, or 15.5% to $130.4 million at June 30, 2002 from $113.0 million as of June 30, 2001. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. The Bank has also sold and serviced $87.5 million of real estate loans and $1.1 million of commercial mortgages and has $1.2 million of loans held for sale at June 30, 2002.

Commercial loans at June 30, 2002 decreased by $314,278 or 0.5% to $58.6 million from $58.9 million at December 31, 2001. Year on year, commercial loans decreased by $1.3 million or 2.2%. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes a wide array of financially sound, small to medium-sized businesses within its service area.

Consumer loans increased at June 30, 2002 by $121,781 or 0.5% to $22.6 million at June 30, 2002 from $22.5 million at December 31, 2001. Year on year, consumer loans decreased by $1.7 million or 7.0% from $24.3 million as of June 30, 2001. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

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

As of June 30, 2002, the Bank had impaired loans (consisting of real estate loans) totaling $1,298,786, down $523,818 or 28.7% from $1,822,604 as of
December 31, 2001. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The allowance for loan losses was $3.6 million or 1.6% of total loans as of June 30, 2002 compared to $3.5 million or 1.6% of total loans at December 31, 2001.

Deposits. Total deposits decreased $13.5 million or 5.0% to $254.5 million at June 30, 2002 from $267.9 million at December 31, 2001. The decrease occurred primarily in the certificate of deposit and NOW account categories. Savings deposits increased to $46.2 million at June 30, 2002 from $45.0 million at December 31, 2001, an increase of $1.2 million or 2.7%. NOW deposits decreased to $48.9 million at June 30, 2002 from $54.3 million at December 31, 2001, a decrease of $5.4 million or 9.9%. Money market deposits increased to $18.8 million at June 30, 2002 from $17.7 million at December 31, 2001, an increase of $1.1 million or 6.2%.
Prestige investment accounts increased to $13.3 million at June 30, 2002 from $11.0 million at December 31, 2001, an increase of $2.3 million or 21.1%. Demand deposits increased to $30.2 million at June 30, 2002 from $28.3 million at June 30, 2001, an increase of $1.9 million or 6.7%. Certificates of deposit decreased to $96.2 million at June 30, 2002 from $104.6 million at December 31, 2001, a decrease of $8.4 million or 8.0%.

Borrowings. Total advances from the FHLB as of June 30, 2002 increased by $19.7 million to $61.7 million from $42.0 million at December 31, 2001. The continued use of borrowed funds reflects additional funding needed to support its growth in net loans.

Shareholders' Equity. Shareholders' equity increased by $2.2 million or 6.5% from $34.1 million at December 31, 2001 to $36.3 million at June 30, 2002. The increase was due to cumulative earnings exceeding dividends declared and a $775,856 increase in accumulated other comprehensive income.

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

Item 1:   N/A

Item 2:   N/A

Item 3:   N/A

Item 4:   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 16, 2002 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Adopt the proposal to set the number of board of directors to 18. The number of votes cast with respect to this matter was as follows:

      For          Against      Abstain      Broker Non-Votes
      430,195      2,786        2,867        0

2. Election of five directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee                    For        Withheld      Broker Non-Votes
      Peter A. Blyberg         434,982      0             0
      Robert S. Boit           434,981      0             0
      Peter A. Clapp           434,982      0             0
      Sandra H. Collier        434,577      0             0
      Richard W. Teele         434,982      0             0

3. Adoption of the proposal to elect Sally J. Hutchins as Clerk of the Company for the year ended December 31, 2002.

      For          Against      Abstain      Broker Non-Votes
      435,705      0            143          0

4. Ratification of the appointment of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for the fiscal year ending December 31, 2002.

      For          Against      Abstain      Broker Non-Votes
      432,599      1,785        1,464        0

5. Adoption of the proposal to transact such other business as may properly come before the meeting or any adjournment thereof.

      For          Against      Abstain      Broker Non-Votes
      435,848      0            0            0

Item 5:   Other Information

The Company's Principal Executive Officer and Principal Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6:   Exhibits and Reports on Form 8-K

          A.   Exhibit 99.1   Certification of CEO and Treasurer

          B.   Reports on Form 8-K

During the Registrant's fiscal quarter ended June 30, 2002, the Registrant did not file any reports on Form 8-K.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     UNION BANKSHARES COMPANY

                                     /s/   Peter A. Blyberg
                                     ------------------------------------
                                     Peter A. Blyberg, President and Chief
                                     Executive Officer
   August 9, 2002
   --------------
        Date                         /s/   Sally J. Hutchins
                                     ------------------------------------
                                     Sally J. Hutchins, Sr. Vice President
                                     /Treasurer