Form 10-Q
period 2002-09-30
UNION BANKSHARES CO/ME
filed 2002-11-13
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

YES  [X]    NO  [ ]
    -----      -----

      Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at October 16, 2002
             -----                          -------------------------------
(Common stock, $12.50 Par Value)                      574,832

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART 1    Financial Information                                    Page No.
------    ---------------------                                    --------

      Item 1    Financial Statements (Unaudited)

                Independent Accountants' Report                          3

                Consolidated Balance Sheets -
                September 30, 2002, September 30, 2001
                and December 31,2001                                     4

                Consolidated Statements of Income -
                nine months ended September 30, 2002
                and September 30, 2001 three months ended September
                30, 2002 and September 30, 2001                        5-6

                Consolidated Statements of Cash Flows -
                nine months ended September 30, 2002
                and September 30, 2001                                   7

                Consolidated Statements of Changes in Shareholders'
                Equity - nine months ended September 30, 2002
                and September 30, 2001                                   8

                Notes to Consolidated Financial Statements            9-11

      Item 2    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  12-18

      Item 3    Quantitative and Qualitative Disclosures About
                Market Risk                                             18

      Item 4    Controls and Procedures                                 18

PART II    Other Information
-------    -----------------

      Item 1:    Legal Proceedings                                      19

      Item 2:    Changes in Securities                                  19

      Item 3:    Defaults Upon Senior Securities                        19

      Item 4:    Submission of Matters to a Vote of Security Holders    19

      Item 5:    Other Information                                      19

      Item 6:    Exhibits and Reports on Form 8-K                       19

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company



We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2002 and 2001, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
November 1, 2002

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                              September 30    September 30    December 31
                                                  2002            2001           2001
                                              (Unaudited)      (Unaudited)     (Audited)*
                                              -----------      -----------    -----------

ASSETS
------
Cash and due from banks                       $ 12,541,584    $ 14,413,469    $ 12,940,420
Federal funds sold                              14,250,798      11,062,850       8,925,312
                                              ------------    ------------    ------------
Cash and cash equivalents                       26,792,382      25,476,319      21,865,732
Available for sale securities                  106,046,485      86,861,107      97,177,461
Held to maturity securities, at cost             3,419,665       3,629,572       3,526,626
Other investment securities, at cost             6,800,197       5,039,950       5,039,950
Loans (net of deferred fees)                   226,583,268     213,691,695     211,567,990
Less:  Allowance for loan losses                 3,711,834       3,501,146       3,453,245
                                              ------------    ------------    ------------
Net Loans                                      222,871,434     210,190,549     208,114,745
                                              ------------    ------------    ------------
Premises, furniture & equip, net                 6,114,010       6,562,462       6,372,705
CSV life insurance                               7,690,578       6,794,202       7,442,278
Core deposit intangible                            225,920         272,662         260,977
Goodwill                                         6,305,130       6,418,231       6,305,130
Other assets                                     6,050,181       6,271,741       5,897,452
                                              ------------    ------------    ------------
Total Assets                                  $392,315,982    $357,516,795    $362,003,056
                                              ============    ============    ============

LIABILITIES
-----------
Deposits:
  Demand                                      $ 42,087,553    $ 34,743,850    $ 35,218,551
  Savings and money market                     144,554,343     127,810,328     128,075,134
  Time                                         101,353,781     105,875,709     104,613,441
                                              ------------    ------------    ------------
Total Deposits                                 287,995,677     268,429,887     267,907,126
                                              ------------    ------------    ------------
Borrowed funds                                  47,834,479      37,115,134      41,957,641
Sweep repurchase                                11,208,874      11,955,838      12,135,398
Accrued expenses & other liabilities             7,248,023       5,805,458       5,866,536
                                              ------------    ------------    ------------
Total Liabilities                             $354,287,053    $323,306,317    $327,866,701
                                              ============    ============    ============
Commitments (Note E)

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $12.50 par value.
 Authorized 1,200,000 shares, issued
 582,394 shares in 2002 and 2001.             $  7,279,925    $  7,279,925    $  7,279,925
Surplus                                          3,963,116       3,963,116       3,963,116
Retained Earnings                               25,163,437      21,933,672      22,695,422
Accumulated Other Comprehensive Income
 Net Unrealized Gain on Securities
 Available for Sale                              2,157,602       1,366,162         530,290
Less:  Treasury Stock (7,562 shares as
 of September 30, 2002, 4,899 shares as of
 September 30, 2001 and 4,899 shares as of
 December 31, 2001)                                535,151         332,397         332,398
                                              ------------    ------------    ------------
Total Shareholders' Equity                    $ 38,028,929    $ 34,210,478    $ 34,136,355
                                              ------------    ------------    ------------
Total Liabilities & Shareholders' Equity      $392,315,982    $357,516,795    $362,003,056
                                              ============    ============    ============

*     Condensed from audited financial statements

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                          UNION BANKSHARES COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Nine Months Ended - September 30,
                                                    ---------------------------------
                                                       2002               2001
                                                       ----               ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                        $11,958,985        $12,808,670

  Interest and Fees on Municipal Loans and Bonds        757,833            855,371
  Interest and Dividends on Securities                3,754,884          3,962,671
  Interest on Federal Funds Sold                         54,750            108,864
  Amortization & Accretion - Net                       (453,934)            79,233
                                                    -----------        -----------
      Total Interest and Dividend Income             16,072,518         17,814,809
                                                    -----------        -----------

INTEREST EXPENSE
  Interest on Deposits                                3,505,645          5,945,148
  Interest on Funds Purchased/Borrowed                1,908,414          2,345,346
                                                    -----------        -----------
      Total Interest Expense                          5,414,059          8,290,494
                                                    -----------        -----------

NET INTEREST INCOME                                  10,658,459          9,524,315
  Provision for Loan Losses                             270,000            225,000
                                                    -----------        -----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION        10,388,459          9,299,315
                                                    -----------        -----------

NONINTEREST INCOME
  Net Securities Gains (Losses)                          20,503            (27,820)
  Exchange, Commission & Fees                         1,020,939            955,475
  Financial Services                                  1,164,221            960,998
  Loan Department Income                                887,869            568,524
  Visa Income                                           720,751            711,438
  Other Income                                          481,520            391,550
                                                    -----------        -----------
      Total Noninterest Income                        4,295,803          3,560,165
                                                    -----------        -----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                      5,187,430          4,747,315
  Building Maintenance & Operations                     663,217            642,269
  FDIC Insurance                                         45,212             46,185
  Miscellaneous Losses                                   42,385             10,305
  Other Expenses                                      3,860,881          4,407,605
                                                    -----------        -----------
      Total Noninterest Expense                       9,799,125          9,853,679
                                                    -----------        -----------

INCOME BEFORE TAXES                                   4,885,137          3,005,801
  Income Taxes                                        1,465,000            859,000
                                                    -----------        -----------

NET INCOME                                          $ 3,420,137        $ 2,146,801
                                                    ===========        ===========

Weighted Average Shares                                 576,418            577,517
Per Share Data:
  Net Income                                        $      5.93        $      3.72
  Dividends Declared                                $      1.65        $      1.55

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                          UNION BANKSHARES COMPANY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Three Months Ended-September 30,
                                                    --------------------------------
                                                       2002               2001
                                                       ----               ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                        $3,977,015         $4,223,828
  Interest and Fees on Municipal Loans and Bonds       243,149            295,391
  Interest and Dividends on Securities               1,290,683          1,186,836
  Interest on Federal Funds Sold                        25,727             24,652
  Amortization & Accretion - Net                      (147,609)           (17,432)
                                                    ----------         ----------
      Total Interest and Dividend Income             5,388,965          5,713,275
                                                    ----------         ----------

INTEREST EXPENSE
  Interest on Deposits                               1,122,479          1,763,337
  Interest on Funds Purchased/Borrowed                 684,575            674,848
                                                    ----------         ----------
      Total Interest Expense                         1,807,054          2,438,185
                                                    ----------         ----------

NET INTEREST INCOME                                  3,581,911          3,275,090
  Provision for Loan Losses                             90,000             75,000
                                                    ----------         ----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION        3,491,911          3,200,090
                                                    ----------         ----------

NONINTEREST INCOME
  Net Securities Gains (Losses)                         26,947            (27,820)
  Exchange, Commission & Fees                          372,322            304,271
  Financial Services                                   415,404            327,789
  Loan Department Income                               294,205            179,785
  Visa Income                                          369,414            375,760
  Other Income                                         157,246            182,951
                                                    ----------         ----------
      Total Noninterest Income                       1,635,538          1,342,736
                                                    ----------         ----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,690,335          1,562,872
  Building Maintenance & Operations                    218,453            203,196
  FDIC Insurance                                        10,658             11,021
  Miscellaneous Losses                                  42,385             10,305
  Other Expenses                                     1,385,235          1,624,049
                                                    ----------         ----------
      Total Noninterest Expense                      3,347,066          3,411,443
                                                    ----------         ----------

INCOME BEFORE TAXES                                  1,780,383          1,131,383
  Income Taxes                                         515,000            317,000
                                                    ----------         ----------

NET INCOME                                          $1,265,383         $  814,383
                                                    ==========         ==========
Weighted Average Shares                                575,432            577,495
Per Share Data:
  Net Income                                        $     2.20         $     1.41
  Dividends Declared                                $      .55         $      .55

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)


                                                                     2002            2001
                                                                     ----            ----

Net Cash Flows Provided by Operating Activities:
  Net Income                                                     $  3,420,137     $  2,146,801
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                                    611,340        1,017,665
     Provision for loan losses                                        270,000          225,000
     Gain on sale of equipment                                           (953)            (684)
     Net securities (gains)/losses                                    (20,503)          27,820
     Net change in other assets                                    (1,239,341)      (1,243,718)
     Net change in other liabilities                                1,381,489          466,284
     Net amortization of premium (accretion of
      discount) on investments                                        453,934          (79,233)
     Net change in deferred loan origination fees                     (11,258)          12,423
     Origination of loans held for sale                           (26,989,162)     (17,304,247)
     Proceeds from loans held for sale                             27,215,510       15,522,728
                                                                 ------------     ------------
      Total adjustments                                             1,671,056       (1,355,962)
                                                                 ------------     ------------

  Net cash provided by operating activities                         5,091,193          790,839
                                                                 ------------     ------------

Cash Flows From Investing Activities:
    Purchase of securities available for sale                     (31,145,310)     (23,545,115)
    Purchase of securities held to maturity                          (102,004)        (107,464)
    Proceeds from sales of securities available for sale            7,264,765        9,645,522
    Proceeds from sale of equipment                                     1,000            8,000
    Proceeds from calls or maturities of securities available
     for sale                                                      15,179,256       32,922,039
    Proceeds from maturities of securities held to maturity           200,000          320,000
    Net change in loans to customers                              (15,128,605)      (8,873,278)
    Increase in other assets                                                0          (24,144)
    Capital expenditures                                             (317,635)        (842,458)
                                                                 ------------     ------------
  Net cash provided by (used in) investing activities             (24,048,533)       9,503,102
                                                                 ------------     ------------
Cash Flows From Financing Activities:
    Net decrease in other borrowed funds                             (926,524)      (4,580,473)
    Net increase/(decrease) in advances from FHLB                   5,876,838      (12,551,116)
    Net increase in demand, savings and money market accounts      24,610,479       24,439,283
    Net decrease in time deposits                                  (4,521,928)      (1,590,113)
    Purchase of treasury stock                                       (345,989)         (40,906)
    Proceeds from sale of treasury stock                              143,236           47,500
    Dividends paid                                                   (952,122)        (895,275)
                                                                 ------------     ------------
  Net cash provided by financing activities                        23,883,990        4,828,900
                                                                 ------------     ------------

Net increase in cash and cash equivalents                           4,926,650       15,122,841
Cash and cash equivalents at beginning of year                     21,865,732       10,353,478
                                                                 ------------     ------------

Cash and cash equivalents at end of period                       $ 26,792,382     $ 25,476,319
                                                                 ============     ============

      Supplemental Schedule of Non-Cash Investing and Financing Activities


                                                                     2002            2001
                                                                     ----            ----

Net change as a result of adopting Statement
 of Financial Accounting Standards No. 115
  Available for sale securities                                  $  2,465,624     $  2,635,043
  Deferred income tax liability                                      (838,312)        (802,359)
                                                                 ------------     ------------
Net unrealized gain on available for sale securities             $  1,627,312     $  1,832,684

In 2002, the Company converted construction in process costs totaling $69,509 to premises of the same amount.

In 2002, the Company transferred $113,174 from the Loans Held for Sale portfolio to the loan portfolio.

In 2001, the Company converted construction in process costs totaling $421,340 to premises of the same amount. In addition, the Company disposed of assets with a cost of $77,662 and accumulated depreciation of $77,662.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                Nine months ended September 30, 2002 and 2001
                                 (Unaudited)


                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                     COMPREHENSIVE      SHARE-
                                             COMMON                     TREASURY       RETAINED         INCOME         HOLDERS'
                                              STOCK       SURPLUS         STOCK        EARNINGS         (LOSS)          EQUITY

Balance at December 31, 2000               $7,279,925    $3,963,472    $ (339,347)    $20,682,146     $  (466,522)    $31,119,674
Net income, nine months ended
 September 30, 2001                                 0             0             0       2,146,801               0       2,146,801
Change in net unrealized gain on
 available for sale securities, net of
 tax of $802,359                                    0             0             0               0       1,832,684       1,832,684
                                           ----------    ----------    ----------     -----------     -----------     -----------
Total comprehensive income                          0             0             0       2,146,801       1,832,684       3,979,485
Sale of 563 shares Treasury stock                   0          (356)       47,856               0               0          47,500
Repurchase of 562 shares Treasury stock             0             0       (40,906)              0               0         (40,906)
Cash dividends declared                             0             0             0        (895,275)              0        (895,275)
                                           ----------    ----------    ----------     -----------     -----------     -----------
Balance at September 30, 2001              $7,279,925    $3,963,116    $ (332,397)    $21,933,672     $ 1,366,162     $34,210,478
                                           ----------    ----------    ----------     -----------     -----------     -----------

Balance at December 31, 2001               $7,279,925    $3,963,116    $ (332,398)    $22,695,422     $   530,290     $34,136,355
Net income, nine months ended
 September 30, 2002                                 0             0             0       3,420,137               0       3,420,137
Change in net unrealized gain on
 available for sale securities, net of
 tax of $838,312                                    0             0             0               0       1,627,312       1,627,312
                                           ----------    ----------    ----------     -----------     -----------     -----------
Total comprehensive income                          0             0             0       3,420,137       1,627,312       5,047,449
Sale of 2,149 shares Treasury stock                 0             0       143,236               0               0         143,236
Repurchase of 4,812 shares Treasury
 stock                                              0             0      (345,989)              0               0        (345,989)
Cash dividends declared                             0             0             0        (952,122)              0        (952,122)
                                           ----------    ----------    ----------     -----------     -----------     -----------
Balance at September 30, 2002              $7,279,925    $3,963,116    $ (535,151)    $25,163,437     $ 2,157,602     $38,028,929
                                           ==========    ==========    ==========     ===========     ===========     ===========

                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A)   Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of September 30, 2002 and 2001 and for the three- and nine month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(C)   Intangible Assets
      -----------------

The Company has goodwill with a carrying amount of $6,305,130 and $6,418,231 as of September 30, 2002 and 2001, respectively and $6,305,130 as of December 31, 2001. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

Following is the effect on net income and earnings per share had amortization of goodwill not been recorded in each period presented.

<CATION>

                                       For the nine months ended                    For the three months ended
                               September  30, 2002    September  30, 2001    September  30, 2002    September  30, 2001
                               -------------------    -------------------    -------------------    -------------------

Reported net income                $3,420,137             $2,146,801             $1,265,383              $814,383
Add:  Goodwill amortization                 0                338,565                      0               113,101
                                   ----------             ----------             ----------              --------
Adjusted net income                $3,420,137             $2,485,366             $1,265,383              $927,484

Earnings per share:
  Reported                         $     5.93             $     3.72             $     2.20              $   1.41
  Add:  Goodwill amortization             .00                    .59                    .00                   .20
                                   ----------             ----------             ----------              --------
  Adjusted                         $     5.93             $     4.31             $     2.20              $   1.61

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


                                 September  30, 2002    September  30, 2001    December 31, 2001
                                 -------------------    -------------------    -----------------

Core deposit intangible, cost         $323,000               $323,000              $323,000
Accumulated amortization                97,080                 50,338                62,023
                                      --------               --------              --------
Core deposit intangible, net          $225,920               $272,662              $260,977

Amortization expense related to the core deposit intangible for the nine months ended September 30, 2002 and 2001 amounted to $35,057 and $34,957, respectively. Amortization expense for each of the three month periods ended September 30, 2002 and 2001 amounted to $11,686. The expected amortization expense for each year in the five-year period ending December 31, 2006 is estimated to be $46,744.

(D)   Comprehensive Income
      --------------------

Total comprehensive income was $2,926,793 and $3,499,958 for the three months ended September 30, 2002 and 2001, respectively, and $5,047,449 and $3,979,485 for the nine months ended September 30, 2002 and 2001, respectively.

(E)   Off-Balance Sheet Items
      -----------------------

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
At September 30, 2002, and September 30, 2001, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                        September 30
                                                      (000's omitted)
                                                      2002       2001
                                                      ----       ----

1.    Unused Commitments:
      -------------------

      A.    Revolving, open-end lines secured by
            1-4 family residential properties,
            e.g., Home Equity lines                  $ 8,687    $ 7,221
      B.    Credit card lines                          6,347      6,493
      C.    Secured real estate loans                 15,155     11,402
      D.    Other                                     23,869     16,114

2.    Financial Standby Letters of Credit:               217         86
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

(I)   Recent Accounting Developments
      ------------------------------

Statement of Position (SOP) 01-6, "Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others," was issued in December 2001. The SOP is effective for financial statements issued for fiscal years beginning after December 15, 2001. The SOP reconciles and conforms the accounting and financial reporting provisions established by various Audit and Accounting Industry Guides. The adoption of this statement did not affect the Company's consolidated financial condition and results of operations.

SFAS No. 147, "Acquisitions of Certain Financial Institutions" amends SFAS 72, "Accounting for Certain Acquistitions of Banking or Thrift Institutions" to exclude from its scope most acquisitions of financial institutions. Such transactions should be accounted for in accordance with SFAS No. 141, "Business Combinations". SFAS No 147 is effective on October 1, 2002. SFAS No. 147 does not affect the Company's consolidated financial condition and results of operations.

(J)   Stock Repurchase Plan
      ---------------------

On April 10, 2002, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee stock purchase plans and for general corporate purposes. The Company repurchased 1,651 shares as part of this plan during the third quarter of 2002 at an average price of $83.00.

(K)   Reclassification
      ----------------

Certain items from the prior year were reclassified on the financial statements to conform with the current year presentation. The reclassifications do not have a material impact to the balance sheet and income statement presentation.

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

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at September 30, 2002 to December 31, 2001, and the results of operations for the three- and nine months ended September 30, 2002, compared to the same periods in 2001. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

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

Net Income. Net income for the first three quarters of 2002 was $3,420,137, or $5.93 per share, a 59.3% increase compared to $2,146,801, or
$3.72 per share for the first three quarters of 2001. The increase was primarily a result of an increase in net interest income of $1,134,144, an increase in noninterest income of $735,638 and a decrease in goodwill amortization expense offset by a slight increase in noninterest expense and an increase in the provision for income taxes of $606,000. Upon adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002, amortization of goodwill was discontinued. As a result, amortization charged to operations for the nine months ended September 30, 2002 was $35,057, as compared to $373,521 for the nine months ended September 30, 2001. The Bank expects this trend to continue throughout 2002. Net income for the third quarter of 2002 was $1,265,383, or $2.20 per share, a 55.4% increase compared to $814,383 or $1.41 per share for the third quarter of 2001. The increase was primarily a result of increases in all categories of noninterest income, a decrease in noninterest expenses of $64,377 and a decrease in interest expense of $631,131 or 25.9%.

The following table summarizes the status of the Company's earnings and performance for the periods stated:


                                           Nine months ended
                                             September 30,
                                            2002       2001
                                            ----       ----

Earnings Per Share                        $5.93      $3.72
Return on Average Shareholders' Equity     9.46%A     6.72%B
Return on Average Assets                   0.91%A     0.60%B
Return on Average Earning Assets           1.00%A     0.66%B

A=annualized returns are:  12.61%, 1.21%, and 1.33%, respectively.
B=annualized returns are:    8.96%, 0.80%, and 0.88%, respectively.

Interest and Dividend Income. Total interest and dividend income decreased by $1.7 million or 9.8% to $16.1 million for the nine month period ended September 30, 2002 from $17.8 million for the nine month period ended September 30, 2001 and decreased by $324,310 or 5.7% to $5.4 million for the three month period ended September 30, 2002 from $5.7 million for the three month period ended September 30, 2001. The decrease in interest income for the first three quarters and for the third quarter was primarily the result of lower yields on earning assets, offset in part by a higher level of loans and investments. The average balance of net loans for the period ended September 30, 2002 was $216.8 million compared to $206.5 million for the period ended September 30, 2001. The average yield on loans was 7.4% for the period ended September 30, 2002 compared to 8.5% for the period ended September 30, 2001. The average balance of investments for the period ended September 30, 2002 was $109.2 million compared to $97.1 million for the period ended September 30, 2001. The average yield on investments was 5.2% for the period ended September 30, 2002 compared to 6.7% for the period ended September 30, 2001.

Interest Expense. Total interest expense decreased by $2.9 million or 34.7% to $5.4 million for the nine month period ended September 30, 2002 from $8.3 million for the nine month period ended September 30, 2001 and decreased by $631,131 or 25.9% to $1.8 million for the three month period ended September 30, 2002 from $2.4 million for the three month period ended September 30, 2001. The decrease in interest expense for the first three quarters and for the third quarter was primarily the result of lower cost on deposits and borrowings due to the lower interest rate environment, offset in part by a higher level of deposits and borrowings. Average interest-bearing deposits increased by $12.4 million or 5.0% to $262.0 million for the period ended September 30, 2002. Average borrowings of $55.6 million for the period ended September 30, 2002 were up $7.6 million or 15.8% from September 30, 2001 levels. The average rate on interest-bearing deposits decreased 140 basis points to 1.8% for the period ended September 30, 2002 from 3.2% for the period ended September 30, 2001, while the average rate on borrowed funds decreased 192 basis points to 4.5% from 6.5% during the same period.

Net Interest Income. Net interest income for the nine month period ended September 30, 2002 was $10.7 million compared to $9.5 million for the nine month period ended September 30, 2001 and for the three months ended September 30, 2002 was $3.6 million compared to $3.3 million for the three months ended September 30, 2001. The $1.1 million or 11.9% increase for the first three quarters is attributed to the $2.9 million decrease in interest expense on deposits and borrowings offset in part by the $1.7 million decrease in interest and dividend income. The increase for the three months ended September 30, 2002 is attributed to the $631,131 decrease in interest expense on deposits and borrowings offset in part by the $324,310 decrease in interest and dividend income. The average yield on interest earning assets decreased 128 basis points to 6.6% for the nine month period ended September 30, 2002 from 7.9% for the nine month period ended September 30, 2001, while the average cost on interest-bearing liabilities decreased by 144 basis points to 2.3% for the nine month period ended September 30, 2002 from 3.7% for the nine month period ended September 30, 2001. The interest rate spread increased due to interest bearing liabilities repricing faster than interest earning assets in a period of falling interest rates.

The net interest margin calculation for the nine month periods ended September 30, 2002 and 2001 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2002 and 2001).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)



                                                                         September 30
                                                         2002                                    2001
                                          -----------------------------------     -----------------------------------
                                          Average       Interest       Yield/     Average       Interest       Yield/
                                          Balance      Earned/Paid      Rate      Balance      Earned/Paid      Rate
                                                     (annualized)                            (annualized)

Assets
Interest Earning Assets:
  Securities available for sale           $105,640       $ 5,403        5.11      $ 93,319       $ 6,174        6.62
  Securities held to maturity                3,593           271        7.54         3,776           296        7.85
  Federal funds sold                         2,425            29        1.61         2,382           106        4.43
  Loans (net) (1)                          216,849        16,010        7.38       206,485        17,577        8.51
                                          --------       -------        ----      --------       -------        ----
Total interest earning assets              328,507       $21,713        6.61       305,962       $24,153        7.89
                                                         =======                                 =======
Other nonearning assets                     40,274                                  39,643
                                          --------                                --------
                                          $368,781                                $345,605
                                          ========                                ========

Liabilities
Interest Bearing Liabilities:
  Savings deposits                        $143,945       $ 1,836        1.28      $126,373       $ 2,683        2.12
  Time deposits                             99,344         2,440        2.46       108,992         4,799        4.40
  Money market accounts                     18,695           398        2.13        14,197           445        3.14
  Borrowings                                55,630         2,523        4.54        48,049         3,105        6.46
                                          --------       -------        ----      --------       -------        ----

Total interest bearing liabilities         317,614       $ 7,197        2.27       297,611       $11,032        3.71
                                                         =======                                 =======
Other noninterest bearing liabilities
 & shareholders' equity                     51,167                                  47,994
                                          --------                                --------
                                          $368,781                                $345,605
                                          ========                                ========

Net interest income                                      $14,516                                 $13,121
Net interest rate spread                                                4.34                                    4.18

Net interest margin                                                     4.42                                    4.29

<F1>  Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the nine month period ended September 30, 2002, increased $45,000 to $270,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The provision for loan losses for the three month period ended September 30, 2002, increased $15,000 to $90,000 from the same period last year. The allowance for loan losses was $3.7 million or 1.6% of total loans as of September 30, 2002 and 1.6% at September 30, 2001. The increase in the provision for loan loss is primarily due to the increase in the loan portfolio (in particular, the residential portfolio) and general economic conditions. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors. Please refer to page 17 "Allowance for Loan Losses" for further details.

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

Noninterest Income. Noninterest income was $4.3 million for the nine month period ended September 30, 2002 compared to $3.6 million for the nine month period ended September 30, 2001. Noninterest income was $1.6million for the three month period ended September 30, 2002 compared to $1.3 million for the three month period ended September 30, 2001. The $735,638 or 20.6% increase for the nine month period was the result of an increase in loan fees, financial services income, mortgage servicing income and an increase in the cash surrender value of life insurance. The $292,802 or 21.8% increase for the three month period was the result of an increase in loan fees, financial services income, Visa income, mortgage servicing income and an increase in the cash surrender value of life insurance. The other income to average assets ratio was 0.44% for the three months ended September 30, 2002 compared to 0.37% for the same period in 2001.

Loan fees increased $319,345 or 56.2% during the first three quarters of 2002 from the comparable period in 2001 and $114,420 or .6% during the third quarter of 2002 from the comparable period in 2001. The increase is due primarily to the decline in mortgage loan interest rates and the corresponding increased new loan and refinancing activity. Related mortgage servicing income increased $88,883 during the nine month period.

Financial services income increased by 21.1% or $203,223 to $1.1 million for the nine months ended September 30, 2002 and 26.7% or $87,615 to $415,404 for the three months ended September 30, 2002 compared to $960,998 and $327,789 for the similar periods in 2001. Trust fees are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $202.4 million as of September 30, 2002 compared to $192.2 million as of September 30, 2001. Financial services income is also derived from financial planning and investment brokerage commissions.

Noninterest Expense. Noninterest expenses decreased slightly by $54,554 or 6% to $9.8 million for the nine month period ended September 30, 2002 from the same period in 2001 and decreased by $64,377 or 1.9% to $3.3 million for the three month period ended September 30, 2002 from the same period in
2001.   Salaries and employee benefits increased $127,463 and $440,115 for the three and nine month periods due primarily to additional staff in the
financial services area.   Other noninterest expenses for the nine month
period ended September 30, 2002 decreased $546,724 or 12.4% due primarily to the decrease in goodwill amortization expense. Upon adoption of SFAS No. 142, on January 1, 2002, amortization of goodwill was discontinued. As a result, amortization charged to other expenses for the nine months ended September 30, 2002 was $35,057 as compared to $373,521 for the nine months ended September 30, 2001. The Bank expects this trend to continue throughout 2002. See note (C) to Notes to Consolidated Financial Statements (Unaudited) on page 9 for more information.

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

The status of the Company's income tax expense is as follows:


                                          Tax Expense           Effective Rate
                                    -----------------------     --------------
                                       2002          2001       2002      2001
                                       ----          ----       ----      ----

Nine Months Ended September 30,     $1,465,000     $859,000     30.0%     28.6%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of September 30, 2002 the Company's basic surplus was $67.2 million or 17.7% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $103.3 million, or 27.2% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At September 30, 2002, the Bank had borrowings of $47.8 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 2002, the Company and the Bank had exceeded all the minimum capital
ratios.   The Bank's capital position at September 30, 2002 was as follows:


                                                      Minimum Regulatory
                                September 30, 2002       Requirements
                                ------------------    ------------------

      Leverage Capital Ratio           7.68%                 4.0%
      Risk Based Ratio                14.55%                 8.0%
      Tier 1 Ratio                    13.30%                 4.0%

Financial Condition
-------------------

The Company's total assets amounted to $392.3 million at September 30, 2002 compared to $362.0 million at December 31, 2001, an increase of $30.3 million or 8.4%. The increase in total assets is primarily attributable to an increase in net loans and an increase in cash and cash equivalents.
Year on year, total assets increased $34.8 million or 9.7%. The increase in total assets from September 30, 2001 to September 30, 2002 is primarily attributable to an increase in net loans of $12.7 million or 6.0% and investment securities of $19.2 million or 22.1%.

Cash and Cash Equivalents. Cash and cash equivalents were $26.8 million at September 30, 2002 compared to $21.9 million at December 31, 2001. Cash and cash equivalents increased primarily due to an increase in federal funds sold of $5.3 million to $14.2 million at September 30, 2002 from $8.9 million at December 31, 2001. As of September 30, 2002, cash and cash equivalents increased $1.3 million or 5.2% from $25.5 million as of September 30, 2001. The increase in federal funds sold was caused by an increase in deposits resulting from normal seasonal activity.

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

Securities are classified as available for sale and they may be sold as part of the Bank's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At September 30, 2002, unrealized gains, net of taxes on securities available for sale were $2,157,602 compared to unrealized gains of $530,290 at December 31, 2001. The increase in net unrealized gains on securities available for sale resulted in a $1,627,312 increase in shareholders' equity.

Securities available for sale increased $8.9 million or 9.1% to $106.0 million at September 30, 2002 compared to $97.2 million at December 31, 2001. Securities available for sale increased $19.2 million or 22.1% to $106.0 million at September 30, 2002 from $86.8 million at September 30, 2001. Securities held to maturity decreased $106,961 or 3.0%, from $3.5 million at December 31, 2001 to $3.4 million at September 30, 2002. Securities held to maturity decreased $209,907 or 5.8%, from $3.6 million at September 30, 2001 to $3.4 million at September 30, 2002.

Net Loans. Net loans increased by $14.8 million or 7.1% to $222.9 million or 56.8% of total assets at September 30, 2002 as compared to $208.1 million or 57.5% of total assets at December 31, 2001. Year on year, net loans increased by $12.7 million or 6.0% as of September 30, 2002, from $210.2 million or 58.8% of total assets at September 30, 2001. This increase in loans is due to the Bank's efforts to develop new lending relationships and also due to lower interest rates, expand existing borrowing relationships. The Bank has also added individuals to its lending personnel.

Residential real estate loans increased $10.7 million, or 8.7%, to $133.4 million at September 30, 2002 from $122.7 million at December 31, 2001. Year on year, residential real estate loans increased $17.0 million, or 14.6% to $133.4 million at September 30, 2002 from $116.4 million as of September 30, 2001. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. The Bank has also sold and serviced $90.9 million of real estate loans and $1.1 million of commercial mortgages and has $2.7 million of loans held for sale at September 30, 2002.

Commercial loans at September 30, 2002 increased by $1.7 million or 2.9% to $60.6 million from $58.9 million at December 31, 2001. Year on year, commercial loans increased by $2.0 million or 3.5%. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes a wide array of financially sound, small to medium-sized businesses within its service area.

Consumer loans increased at September 30, 2002 by $728,464 or 3.2% to $23.2 million at September 30, 2002 from $22.5 million at December 31, 2001.
Year on year, consumer loans increased by $359,259 or 1.6% from $22.8 million as of September 30, 2001. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

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

As of September 30, 2002, the Bank had impaired loans (consisting of real estate loans) totaling $1,785,610, down $36,994 or 2.0% from $1,822,604 as of December 31, 2001. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The allowance for loan losses was $3.5 million or 1.6% of total loans as of September 30, 2002 compared to $3.5 million or 1.6% of total loans at December 31, 2001.

Deposits. Total deposits increased $20.1 million or 7.5% to $288.0 million at September 30, 2002 from $267.9 million at December 31, 2001. The increase occurred primarily in the savings and NOW account categories. Savings deposits increased to $51.4 million at September 30, 2002 from $45.0 million at December 31, 2001, an increase of $6.4 million or 14.2%. NOW deposits increased to $56.9 million at September 30, 2002 from $54.3 million at December 31, 2001, an increase of $2.6 million or 4.8%. Money market deposits increased to $21.8 million at September 30, 2002 from $17.7 million at December 31, 2001, an increase of $4.1 million or 23.2%. Prestige investment accounts increased to $14.4 million at September 30, 2002 from $11.0 million at December 31, 2001, an increase of $3.4 million or 30.9%. Demand deposits increased to $42.1 million at September 30, 2002 from $34.7 million at September 30, 2001, an increase of $7.4 million or 21.3%. Certificates of deposit decreased to $101.4 million at September 30, 2002 from $104.6 million at December 31, 2001, a decrease of $4.2 million or 4.0%.

Borrowings. Total advances from the FHLB as of September 30, 2002 increased by $5.9 million to $47.8 million from $42.0 million at December 31, 2001. The continued use of borrowed funds reflects additional funding needed to support its growth in net loans and is a low cost funding alternative.

Shareholders' Equity. Shareholders' equity increased by $3.9 million or 11.4% from $34.1 million at December 31, 2001 to $38.0 million at September 30, 2002. The increase was due to cumulative earnings exceeding dividends declared and a $1,627,312 increase in accumulated other comprehensive income.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In Management's opinion, there have been no material changes in the reported market risks since December 31, 2001 as reported in Item 7A of the Annual Report on Form 10K.

Item 4:  CONTROLS AND PROCEDURES

During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President/Treasurer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President/Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   PART II
                                   -------

Item 1:    N/A

Item 2:    N/A

Item 3:    N/A

Item 4:    N/A

Item 5:    Other Information

The Company's Principal Executive Officer and Principal Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended September 30, 2002 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6:    Exhibits, Financial Statement Schedules and Reports on Form 8-K

      A.   Exhibit 99.1    Certification of CEO and Treasurer

      B.   Reports on Form 8-K

During the Registrants' fiscal quarter ended September 30, 2002, the Registrant did not file any reports on Form 8-K.

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

                                       UNION BANKSHARES COMPANY

                                       /s/  Peter A. Blyberg
                                       ------------------------------------
                                       Peter A. Blyberg, President and
                                       Chief Executive Officer


November 12, 2002                      /s/ Sally J. Hutchins
-----------------                      -----------------------------------
      Date                             Sally J. Hutchins, Senior Vice
                                       President /Treasurer

                               CERTIFICATIONS

I, Peter A. Blyberg, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Union Bankshares Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                      /s/ Peter A. Blyberg
-----------------                      ------------------------------------
Date:                                  Peter A. Blyberg
                                       President & CEO


      .  21


                               CERTIFICATIONS

I, Sally J. Hutchins , certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Union Bankshares Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 12, 2002                      /s/ Sally J. Hutchins
-----------------                      ------------------------------------
Date:                                  Sally J. Hutchins
                                       Senior Vice President/Treasurer