Form 10-K
period 2002-12-31
UNION BANKSHARES CO/ME
filed 2003-03-26
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2002

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from       to
                                               ------  ------

                       Commission File Number 0-12958

                          UNION BANKSHARES COMPANY
                          ------------------------
           (Exact name of registrant as specified in its charter)

            MAINE                                   01-0395131
            -----                                   ----------
  (State or other jurisdiction           (IRS Employer Identification No.)
of incorporation of organization)

   66 Main Street, Ellsworth, Maine                    04605
   --------------------------------                    -----
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:      (207) 667-2504
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:
      Title of each class        Name of each exchange on which registered
             None                                    None
             ----                                    ----

         Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock  $12.50 Par Value
                       ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   XXX      NO
                                                      ---           ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  YES            NO   XXX
                                            ---           ---

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 25, 2003, was approximately $43,964,004.

573,930 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 25, 2003.

Documents incorporated by reference in this report:
---------------------------------------------------

Proxy Statement, dated April 17, 2003, for 2003 annual meeting to be held May 15, 2003 pursuant to Regulation 14A of the General Rules and
Regulations of the Commission, incorporated by reference into Part III of this report. 2002 Annual Report to Shareholders pursuant to Rule 14a-3(b) incorporated by reference to Parts I, II and IV of this report.

                          UNION BANKSHARES COMPANY
                          ------------------------

                             INDEX TO FORM 10-K
                             ------------------

PART I                                                           Page No.
------                                                           --------

Item 1:   Business                                                 3-15
Item 2:   Properties                                              15-17
Item 3:   Legal Proceedings                                         17
Item 4.   Submission of Matters to a Vote of Security Holders       17

PART II
-------

Item 5:   Market for Registrant's Common Equity and Related
            Stockholder Matters                                     17
Item 6:   Selected Financial Data                                   18
Item 7:   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     18
Item 7A:  Quantitative and Qualitative Disclosures About
            Market Risk                                             18
Item 8:   Financial Statements and Supplementary Data               19
Item 9:   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                  19

PART III
--------

Item 10:  Directors and Executive Officers of the Registrant        19
Item 11:  Executive Compensation                                    20
Item 12:  Security Ownership of Certain Beneficial
            Owners and Management                                   20
Item 13:  Certain Relationship and Related Transactions             20
Item 14:  Controls and Procedures                                   20

PART IV
-------

Item 15:  Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                               20-21

Signatures                                                          22

                                   PART I
                                   ------

This Form 10-K contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

      General and local economic conditions;
      Changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;
      Changes in accounting principles, policies, or guidelines;
      Changes in legislation or regulation; and Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

Any or all of our forward-looking statements in this prospectus and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

ITEM 1:  Business
         --------

OVERVIEW
--------

Union Bankshares Company ("the Company") was incorporated February 3, 1984 under the laws of the State of Maine. As of February 25, 2003, the Company's securities consisted of one class of common stock ("the Common Stock"), par value of $12.50 per share, of which there were 573,930 shares outstanding held of record by 751 shareholders. The Company's only wholly owned subsidiary is Union Trust Company ("the Bank" or "Union Trust"), established in 1887. In 2000, the Company acquired Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with and into the Bank.

BUSINESS
--------

Union Bankshares Company ("the Company") is a one-bank holding company, organized under the laws of the State of Maine and headquartered in Ellsworth, Maine. The Company's only subsidiary is Union Trust Company ('the Bank"), wholly owned and established in 1887. On August 31, 2000, the Company completed the acquisition of Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with and into Union Trust Company using the purchase method of accounting. Union Bankshares' holding company structure can be used to engage in permitted banking-related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in those activities. Union Trust Company is a full service, independent, community bank with fifteen offices located along Maine's coast, stretching from Waldoboro to Machias.

Union Trust serves the financial needs of individuals, businesses, municipalities and organizations with a full range of consumer, commercial, trust and investment, brokerage and insurance services. Now in its 115th year, Union Trust is committed to providing outstanding personalized service while maintaining and expanding its position as one of Maine's preeminent community banks.

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

Union Trust Company supports the people and communities it serves by contributing to programs that address human needs within the community. It also supports the volunteerism of the Bank's employees, directors, and retirees. Reinvesting local money locally builds strong communities. Through these programs, Union Trust is able to give back to the community it serves. During 2002, our employees contributed over 11,000 hours of volunteer time to over 150 organizations.

On a continuing basis, the Bank introduces new services and makes improvements to current offerings that will add value to customer relationships. Some of the service additions and improvements made during 2002 include:

      Opening a new Financial Services Office in Camden
      Breaking ground for a new Belfast branch facility on Route 3 Conducting numerous seminars and adult education courses in various market areas

As customer service expectations increase, Union Trust will continue to anticipate customers' needs and pursue the appropriate strategic initiatives that will add value to our customer relationships.

The Company's Investment and Trust Services division saw a continued expansion of its business during 2002, with fee income increasing by 23.5% over 2001. This growth occurred even in a "down" market, offset primarily by $25 million in new assets under management.

During 2002, the Federal Reserve decreased the Prime Rate by a total of 50 basis points. While this puts continued pressure on the Bank's net interest income, it did spur consumers to apply for mortgages and to refinance existing mortgages. The number of mortgages closed in 2002 was a record high for the Bank, a 32.2% increase over 2001. The Bank's mortgage business in 2002 included residential purchases, construction, commercial, home equity and refinances.

The Bank's investment in the Midcoast Maine area continues to show positive returns. In particular, the Belfast branch grew its loan portfolio by 33% over the year ended December 31, 2001. Also in 2002, the Belfast branch increased its deposits by 23.9%.

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

As of December 31, 2002, the Bank employed 167 employees of which 21 employees were part time. The Company has no employees.

SUPERVISION AND REGULATION
--------------------------

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

Some of the more significant statutory and regulatory provisions applicable to banks and bank holding companies ("BHC's") to which the Company and the Bank are subject are described more fully below, together with certain statutory and regulatory matters concerning the Company and the Bank. The description of these statutory and regulatory provisions does not purport to be complete and is qualified in its entirety by reference to the particular statutory or regulatory provision. Any change in applicable law or regulation may have a material effect on the Company's business and operations, as well as those of the Bank. The Company's shareholders generally are not subject to these statutory and regulatory provisions.

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

Various other laws and regulations, including Sections 23A and 23B of the Federal Reserve Act, as amended (the "FRA"), generally limit borrowings, extensions of credit and certain other transactions between the Company and its affiliate insured depository institution. Section 23A of the FRA also generally requires that an insured depository institution's loans to non-bank affiliates be secured in appropriate amounts, and Section 23B of the FRA generally requires that transactions between an insured depository institution and its non-bank affiliates be on market terms. Effective April 1, 2003, Regulation W, a comprehensive regulation covering affiliated transactions will become effective. These laws and regulations also limit BHCs and their subsidiaries from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services.

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

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. To date, the Company has not elected to become a FHC.

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

Declaration of Dividends. The Bank, as a state chartered member of the Federal Reserve System, is also subject to the regulations of the FRB with regard to the payment of dividends. The Bank must obtain the approval of the FRB to pay a dividend, if the total of all dividends declared in any calendar year would exceed the total of its net profits (as reportable in its Reports of Condition or Income) during the current calendar year and its retained net income from the prior two calendar years. In addition, the Bank may not declare or pay a dividend, if the dividend would exceed the Bank's undivided profits as reportable on its Reports of Condition or Income, unless the Bank has received the prior approval of the Board of Directors and of at least two-thirds of the shareholders of each class of stock outstanding.

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

Capital Requirements
--------------------

Footnote #15 on pages 36 and 37 of the Company's 2002 Annual Report to Shareholders, regarding compliance with capital requirements is incorporated herein by reference.

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

At December 31, 2002, the Company's total risk-based capital ratio and leverage ratio were, and its management expects these ratios to remain, in excess of regulatory requirements.

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

At December 31, 2002, the Company and the Bank were deemed to be well capitalized for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

Other Regulatory Requirements
-----------------------------

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

Sarbanes-Oxley Act of 2002. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

      *     the creation of an independent accounting oversight board;

      * auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

      * additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements and the expansion of powers of audit committees;

      * expanded disclosure requirements, including accelerated reporting of stock transactions by insiders;

      * mandatory disclosure by analysts of potential conflicts of interest; and

      *     a range of enhanced penalties for fraud and other violations.

We do not believe that the Sarbanes-Oxley Act will have a material adverse affect upon our operations in the near term.

SEASONAL INFORMATION
--------------------

In the Bank's market area, the banking business is somewhat seasonal due to an influx of tourists and seasonal residents returning to the area each spring and summer. As a result, the Bank has a deposit fluctuation, from a relative high point in mid October to a low point in June. The deposit fluctuation is predictable and does not have a material adverse effect on the Bank and its operations.

The Supplemental Financial Data presented on the following pages contains information to facilitate analysis and comparison of sources of income and exposure to risk. All amounts in tables presented in thousands, except per share amounts.

INVESTMENT ACTIVITIES
---------------------

Held To Maturity Securities
---------------------------

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years.


                                                         December 31
                                                         -----------
                                                   2002     2001     2000
                                                   ----     ----     ----

Obligations of states & political subdivisions    $3,317   $3,527   $3,851
                                                  ------   ------   ------
TOTAL                                             $3,317   $3,527   $3,851
                                                  ======   ======   ======

The table below shows the relative maturities of held to maturity securities as of December 31, 2002.

                         Held to Maturity Securities
                         Maturity Distribution as of
                              December 31, 2002


Security Category                                  Due 1 Yr    Due 1-    Due 5-    Due After
                                                    or less     5 Yrs    10 yrs     10 Yrs
                                                   --------    ------    ------    ---------

Obligations of State and Political Subdivisions     $ 435      $1,194    $1,231      $ 458
Weighted Average Yield                               4.91%       5.36%     4.52%      4.70%

Percent of Total Portfolio                           13.1%       36.0%     37.1%      13.8%

NOTE: Weighted Average Yields on tax exempt obligations have been computed on a tax equivalent basis.

Available For Sale Securities
-----------------------------

The following table shows the carrying value of the Company's available for sale securities and other investment securities at the end of each of the last three years.


                                                                  December 31
                                                                  -----------
                                                          2002        2001       2000
                                                          ----        ----       ----

Mortgage backed securities                              $ 34,957    $38,164    $ 34,612
US Treasury notes and other U.S. Government agencies      47,392     36,038      51,240
Obligations of states and political subdivisions          12,415     15,746      11,277
Other securities                                           5,992      4,455       4,009
                                                        --------    -------    --------
TOTAL                                                   $100,756    $94,403    $101,138
                                                        ========    =======    ========

The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2002 (excludes stock investments).


                        Securities Available for Sale
                         Maturity Distribution as of
                              December 31, 2002

Security Category                                  Due 1 Yr     Due 1-      Due 5-    Due After
                                                    or less     5 Yrs      10 Yrs      10 yrs
                                                   --------     ------     -------    ---------

Mortgage Backed Securities                          $    0      $   698    $ 8,584      $25,675
US Treasury Notes and Other
 Government Agencies                                 3,782       42,087      1,523            0
Obligations of State and Political Subdivisions        482        1,951      4,896        5,086
Other Securities                                         0        4,579        255          483
                                                    ------      -------    -------      -------
TOTAL                                               $4,264      $49,315    $15,258      $31,244
                                                    ======      =======    =======      =======

Weighted Average Yield                                5.81%        5.08%      5.24%        5.70%
                                                    ------      -------    -------      -------

Percent of Total Portfolio:                            4.3%        49.3%      15.2%        31.2%

The Company's net unrealized gain on available for sale securities (net of tax) of $2,250,696 at December 31, 2002 is largely attributable to the current interest rate environment. The unrealized gain has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

LENDING ACTIVITIES
------------------

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years.


                                             2002        2001        2000        1999        1998
                                             ----        ----        ----        ----        ----

Real Estate Loans
  A.  Construction & Land
       Development                         $ 14,542    $ 14,774    $ 10,710    $  7,617    $  6,431
  B.  Secured by 1-4 Family
       Residential Properties               117,273     107,919      99,887      47,988      36,944
  C.  Secured by Non-Farm,
        Non-Residential
        Properties                           51,118      47,580      49,736      32,443      30,550

Commercial & Industrial Loans                19,461      20,476      21,002      16,222      15,979
Loans to Individuals for Household,
 Family & Other Consumer Expenditures        18,318      17,782      19,966      14,508      15,327
All Other Loans                               5,574       3,084       3,718       8,845       5,168
                                           --------    --------    --------    --------    --------
Total Gross Loans                          $226,286    $211,615    $205,019    $127,623    $110,399
                                           ========    ========    ========    ========    ========

The above data is gathered from loan classifications established by the Federal Reserve Call Report 032.

                    Maturities and Sensitivities of Loans
                        To Changes in Interest Rates
                           As of December 31, 2002


                           Due 1 Year or Less    Due 1-5 Years    Due 5 Years +
                           ------------------    -------------    -------------

Real Estate                     $ 83,783            $87,259          $11,891
Commercial & Industrial           14,440              3,698            1,323
Consumer                           6,722              2,619            8,977
Municipal                          3,935              1,639                0
                                --------            -------          -------
Total                           $108,880            $95,215          $22,191
                                ========            =======          =======

Note: Real estate loans in the 1-5 category have $14,572,000 at a fixed interest rate and $72,687,000 at a variable interest rate. Commercial loans in the 1-5 year category have $2,688,000 at a fixed interest rate and $1,010,000 at a variable interest rate.

        Real estate and commercial loans in the 5+ category are all at fixed interest rates.

Loan Concentrations
-------------------

As of December 31, 2002 and 2001, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of its debtor's ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeded regulatory limits at December 31, 2002.

Delinquent Loans
----------------

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing:


                                                     December 31,
                   2002               2001               2000              1999               1998
               ---------------    ---------------    -------------    ---------------     --------------
                           %                  %                %                  %                  %
                          Of                 Of               Of                 Of                 Of
                         Total              Total            Total              Total              Total
                Amt      Loans     Amt      Loans     Amt    Loans     Amt      Loans     Amt      Loans
                ---      -----     ---      -----     ---    -----     ---      -----     ---      -----

Real Estate    $5,491     2.4     $4,877     2.3     $1,054    0.5    $4,367    3.4      $3,079    2.8
Installment       218     0.0         62     0.0         64    0.0        65    0.1         153    0.1
All Others      1,171     0.6        516     0.3        327    0.2       192    0.2         134    0.1
               ------     ---     ------     ---     ------    ---    ------    ---      ------    ---
TOTAL          $6,880     3.0     $5,455     2.6     $1,445    0.7    $4,624    3.7      $3,366    3.0
               ======     ===     ======     ===     ======    ===    ======    ===      ======    ===

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


                                                          2002      2001      2000     1999    1998
                                                          ----      ----      ----     ----    ----

Loans accounted for on a nonaccrual basis                $1,473    $1,823    $3,390    $437    $534
Accruing loans contractually past due 90 days or more    $  351    $   75    $   21    $314    $47

In accordance with the Securities and Exchange Commission Industry Guide 3
Item III. C (1), the gross interest income that would have been recorded in 2002 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $47,000. There was approximately $8,000 included in the gross interest income on non-accrual and restructured loans for 2002.

Allowance For Loan Losses
-------------------------

Analysis of the allowance for loan losses for the past five years were as follows:
(Dollars in thousands)


                                                            December 31,
                                       2002         2001        2000        1999       1998
                                       ----         ----        ----        ----       ----

Balance at beginning of period:       $  3,453    $  3,376    $  2,629    $  2,435    $  2,213
  Charge-offs:
    Commercial & Industrial Loans           43         132          55           3           2
    Real Estate Loans                      113          98           9           5           0
    Loans to Individuals                   123          95         116         140         111
                                      --------    --------    --------    --------    --------
                                           279         325         180         148         113
                                      --------    --------    --------    --------    --------

Recoveries:
  Commercial & Industrial Loans             87          38           0          12          11
  Real Estate Loans                         16          19          10           0           0
  Loans to Individuals                      42          45          26         130          39
                                      --------    --------    --------    --------    --------
                                           145         102          36         142          50
                                      --------    --------    --------    --------    --------
  Net Charge-offs                          134         223         144           6          63
  Provision for Loan Losses                360         300         371         200         285
  Allowance on Acquired Loans                0           0         520           0           0
Balance at end of period              $  3,679    $  3,453    $  3,376    $  2,629    $  2,435
                                      ========    ========    ========    ========    ========
Average Loans Outstanding             $218,951    $210,561    $151,924    $118,311    $110,321

Ratio of Net Charge-offs to
 average loans outstanding                .061%       .106%       .095%       .004%       .057%
                                      --------    --------    --------    --------    --------

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category.


                                                                         December 31,
                                                                         ------------
                                     2002                2001                 2000                1999                1998
                                     ----                ----                 ----                ----                ----
                              Amount     %  of    Amount      %        Amount     %        Amount     %        Amount     %
                                         Loan                 Loan                Loan                Loan                Loan
                                      Categories           Categories          Categories          Categories          Categories
                                       To Total             To Total            To Total            To Total            To Total
                                        Loans                Loans               Loans               Loans               Loans

Balance At End of Period:
  Applicable To:
    Residential Real Estate   $  641   57.6%      $1,289     60.9%    $  647      51.6%   $  500    44.0%      $  374     42.0%
     Commercial &
    Industrial                 1,142   25.4%       1,081     31.7%     2,195      34.8%    1,846    38.1%       1,842     39.9%
    Consumer                     350    9.8%         115      5.4%       137       9.7%      145    11.4%         153     13.9%
    Municipal                      0    4.3%          31      1.5%        37       1.9%       88     6.5%          58      4.2%
    Identified                   552    2.9%         295      0.5%       257       2.0%        0      .0%           0       .0%
    Contingent Liabilities       653     .0%         323       .0%         0        .0%        0      .0%           0       .0%
    Unallocated                  341     .0%         319       .0%       103        .0%       50      .0%           8       .0%

TOTAL                         $3,679  100.0%      $3,453    100.0%    $3,376     100.0%   $2,629   100.0%      $2,435    100.0%
                              ======  =====       ======    =====     ======     =====    ======   =====       ======    =====

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

As of December 31, 2002, the Bank had impaired loans totaling $1,472,870, which consisted of real estate loans. The fair value of the loans' collateral was used to evaluate the adequacy of the allowance for loans losses allocated to these loans.

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

At December 31, 2002, the allowance for loan losses was comprised of a specific reserve on impaired loans of $313,000, a general reserve of $2,915,000 and an unallocated reserve of $341,000.

During 2002, the Bank provided $360,000 to the allowance for loan losses, compared to $300,000 and $371,000 in 2001 and 2000, respectively. During 2001, the allowance was increased primarily because of overall loan growth, in particular, real estate loans.

DEPOSIT ACTIVITIES
------------------

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 2002.


                                                Amount
                                                ------

                  3 Months or Less             $ 5,018
                  Over 3 Through 6               8,139
                  Over 6 Through 12 Months       2,262
                  Over One Year                  1,443
                                               -------
                  Total                        $16,862
                                               =======

BORROWINGS
----------


                                                                     December 31
                                             2002                        2001                        2000
                                             ----                        ----                        ----
                                      Weighted                    Weighted                    Weighted
                                      Average                     Average                     Average
                                   Interest Rate     Amount    Interest Rate     Amount    Interest Rate     Amount
                                   -------------     ------    -------------     ------    -------------     ------

Fixed advances                          4.60        $44,294      4.90           $39,291      5.86           $30,000
Variable advances                       5.37        $ 1,666      5.37           $ 2,666      4.62           $21,123
Securities sold under agreement         1.00        $13,064      1.45           $12,135      3.42           $15,079
 to repurchase


                                    2002                                  2001                                2000
                                    ----                                  ----                                ----
                        Fixed     Variable    Securities     Fixed      Variable    Securities    Fixed     Variable     Securities
Maximum amount         $69,263     $2,666      $13,489      $52,000      $6,179     $13,948        $451      $21,123     $18,555
 outstanding of any
 month end during
 the year

Average amount         $50,403     $2,622      $10,417      $45,500      $4,423     $10,944        $451      $32,328     $13,870
 outstanding during
 the year

Weighted average          2.95%      2.10%        1.84%        5.40%       4.53%       2.73%       6.54%        5.69%       5.11%
 interest rate for
 the year

Advances at December 31, 2002 mature as follows:


                  2003                   $ 6,000
                  2004                     7,818
                  2005                     7,675
                  2006                     2,000
                  Thereafter              22,467
                                         -------
                  Total                  $45,960
                                         =======

CAPITAL RATIOS
--------------

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.


                   *2002      *2001       *2000
                   -----      -----       -----

Deposits            13.4%      13.1%      14.4%
Loans               16.6%      16.1%      19.0%
Total Assets         9.8%       9.3%      10.4%
Earning Assets      10.9%      10.3%      11.4%

* Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $2,250,696, $530,290 and ($466,522) at December 31, 2002, 2001 and 2000, respectively and minimum pension liability adjustment, net of deferred taxes, of $(326,168) at December 31, 2002.

RETURN ON SHAREHOLDERS' EQUITY
------------------------------

The following table presents, for each of the last three years, the Company's return on average shareholders' equity, return on average assets, and return on average earning assets.


                                            2002      2001       2000
                                            ----      ----       ----

Return on average shareholders' equity      12.3%      9.9%      9.5%
Return on average assets                     1.2%      0.9%      1.0%
Return on average earning assets             1.3%      1.0%      1.1%

LIQUIDITY MANAGEMENT
--------------------

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

At December 31, 2002, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 25%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 98%, and $120,461,000 in assets and $151,039,000 in liabilities will be repriceable in one year. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation," the Bank analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The following table presents, as of December 31, 2002, the Bank's interest rate GAP analysis:

                         Interest Rate GAP Analysis
                           As of December 31, 2002


                                   0-3           4-12        1-5         Over 5
                                  Months        Months      Years         Years       Total

Interest earning assets
Loans:
  Real estate
  Fixed rate                     $ 15,220      $19,634     $ 36,300     $   4,946    $ 76,100
  Variable rate                    21,367       27,563       57,903             0     106,833
Commercial                         10,412        3,853        3,872         1,324      19,461
Municipal                           1,047        2,887        1,415           225       5,574
Consumer                              952        5,770        2,619         8,977      18,318
Securities available for sale      20,554       16,534       49,975        13,693     100,756
Held to maturity securities             0          255        3,305         5,253       8,813
Loans held for sale                    23           65          444         4,888       5,420
Other earning assets                5,670            0            0         7,017      12,687
                                 --------      -------     --------     ---------    --------
TOTAL                            $ 75,245      $76,561     $155,833     $  46,323    $353,962
                                 ========      =======     ========     =========    ========
Interest bearing liabilities
Deposits:
  Savings                        $      0      $   153     $      0     $  49,438    $ 49,591
  NOW                               4,896        4,896            0        44,613      54,405
  Money market                     38,150            0            0             0      38,150
  Time                             34,448       38,093       26,430            17      98,988
Borrowings                         14,815        8,145       22,311        13,752      59,023
                                 --------      -------     --------      --------    --------
TOTAL                            $ 92,309      $51,287     $ 48,741      $107,820    $300,157
                                 ========      =======     ========      ========    ========

Rate sensitivity GAP             $(17,064)     $25,274     $107,092     $ (61,497)
Rate sensitivity GAP as a
 percentage of total assets         (4.48%)       6.63%       28.11%       (16.14%)
Cumulative GAP                   $(17,064)     $ 8,210     $115,302     $  53,805
 Cumulative GAP as a
 percentage of total assets         (4.48%)       2.15%       30.26%        14.12%

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

The status of the Bank's sources of cash to fund its operations are as follows:


As of December 31,                                    2002        2001

Net cash provided from operations                   $   3,491    $ 2,165
Net cash provided (used) by investing activities    $(19,972)    $   308
Net cash provided from financing activities         $ 11,262     $ 9,039
Net increase in cash and cash equivalents           $ (5,219)    $11,512

ITEM 2:  BANK PROPERTIES
         ---------------

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

In addition to the above properties, which are owned by the Bank, the Bank leases the following properties:

      (a) The Bank leases its branch office at the Ellsworth Shopping Center, High Street, Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in March of 2003.

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

      (d) The Bank leases its Castine branch office located on Main Street from Michael Tonry, Castine, Maine. The current lease expires on February 1, 2005 with the right to extend the lease for an additional 2 2 year terms.

      (e) The Bank leases its Bar Harbor branch office located on Cottage Street from the Swan Agency, a Maine corporation with a principal office in Bar Harbor, Maine. The current lease will expire in April of 2007.

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

ITEM 3:  LEGAL PROCEEDINGS
         -----------------

There are no material legal proceedings pending against the Company or the Bank other than ordinary routine litigation incidental to the business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not Applicable

                                   PART II
                                   -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         -----------------------------------------
         RELATED SHAREHOLDER MATTERS
         ---------------------------

A.  MARKET INFORMATION
    ------------------

Union Bankshares common stock, $12.50 par value, is not actively traded but is listed on the Pink Sheet Electronic System. Since the Company is not aware of all trades, the market price is established by determining what a willing buyer will pay a willing seller. Based upon the trades that the Company had knowledge of (per quotes from local brokerages), high and low bids for each quarter for 2001 and 2000 are listed in the following table. The following high and low bids do not reflect prices in actual transactions.


         1st Quarter       2nd Quarter       3rd Quarter       4th Quarter

2002    63.00 to 63.00    61.00 to 73.00    80.00 to 84.00    84.00 to 84.50
2001    79.50 to 85.00    63.00 to 80.00    72.00 to 75.00    58.50 to 63.00

B.  HOLDER
    ------

As of March 1, 2003 there were approximately 751 stockholders of record.

C.  DIVIDENDS
    ---------

The following table shows the cash dividends per share declared by Union Bankshares Company on its common stock, $12.50 par value:


                              2002       2001
                              ----       ----

            1st Quarter      $ .55      $ .50
            2nd Quarter      $ .55      $ .50
            3rd Quarter      $ .55      $ .55
            4th Quarter      $ .55      $ .55
                             -----      -----

Cash dividends declared
  per common share           $2.20      $2.10
                             =====      =====

There are significant regulatory limitations on the Company's ability to pay dividends depending on the dividends it receives from its subsidiary, the Bank, which are subject to regulations and the Bank's continued compliance with all regulatory capital requirements and the overall health of the institution. See note 15 to the notes to consolidated financial statements on page 36 of the Company's 2002 Annual Report to Shareholders.

Item 6:   SELECTED FINANCIAL DATA (in thousands, except for per share amounts)
          -------------------------------------------------------------------


                                                           Years Ended December 31,
                                           2002         2001         2000         1999          1998
                                           ----         ----         ----         ----          ----

SUMMARY OF OPERATIONS
Operating Income                         $  5,874     $  4,907     $  3,639     $  3,426     $  3,155
Operating Expense                          13,465       13,115       10,367        8,663        8,413
Net Interest Income                        14,006       13,085       11,176       10,169        9,927
Provision for Loan Losses                     360          300          371          200          285
Net Income                                  4,315        3,226        3,000        3,355        3,090

PER COMMON SHARE DATA
Net Income                               $   7.49     $   5.59     $   5.19     $   5.80      $  5.34
Cash Dividends Declared                      2.20         2.10         2.00         1.92         1.67
Book Value (2)                              62.82        58.19        54.67        51.50        47.69

FINANCIAL RATIOS
Return on Average Equity (2)                 12.3%         9.9%         9.5%        11.7%        11.6%
Return on Average Assets                      1.2%         0.9%         1.0%         1.3%         1.3%
Return on Average Earning Assets              1.3%         1.0%         1.1%         1.4%         1.4%
Net Interest Margin                          4.35%        4.35%        4.58%        4.61%        4.72%
Dividend Payout Ratio                        29.4%        37.6%        38.5%        33.0%        31.2%
Allowance for Loan Losses/Total Loans         .02      .    02      .    02      .    02          .02
Non Performing Loans to Total Loans      .    007      .   009      .   017      .   006         .005
Non Performing Assets to Total Assets      .  004         .005      .   010         .003         .004
Efficiency Ratio                             67.7%        70.1%        69.9%        63.7%        64.3%
Loan to Deposit Ratio                        80.7%        79.0%        83.5%        66.2%        58.7%

BALANCE SHEET
Deposits                                 $275,765     $267,907     $245,581     $192,848      $188,029
Loans                                     226,286      211,615      205,019      127,623       110,399
Securities (1)                            109,569      102,970      109,958      107,509       111,304
Shareholders' Equity (2)                   36,394       33,606       31,586       29,771        27,577
Total Assets                              381,029      362,003      348,242      257,850       251,195

--------------------
<F1>  Carrying value. Includes available for sale securities with cost of
      $97,329, $98,913, $100,678, $102,488 and $101,610 at December 31, 2002,
      2001, 2000, 1999 and 1998, respectively.
<F2>  Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $2,250,696, $530,290, ($466,522), ($2,128,324)
      and $1,162,032 at December 31, 2002, 2001, 2000, 1999 and 1998,
      respectively, and minimum pension liability adjustment of ($326,168) at December 31, 2002.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 2002, 2001, 2000, 1999 and 1998, and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------------------------

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report is incorporated herein by reference.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
         ----------------------------------------------------------

The information contained in the section captioned "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2002 Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         (A) The financial statements required are contained in the Company's 2002 Annual Report and are incorporated herein by reference. (See item 15 (a))

         (B) The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

                                 QUARTERLY RESULTS OF OPERATIONS
                                           (Unaudited)

                                        THREE MONTHS ENDED


                              Mar 31    June 30    Sept 30    Dec 31

2002

Interest income               $5,334     $5,349     $5,388    $5,018
Interest expense               1,816      1,791      1,807     1,669
Net interest income            3,518      3,558      3,581     3,349
Provision for loan losses         90         90         90        90
Income before income taxes     1,602      1,502      1,780     1,171
Applicable income taxes          490        460        515       275
Net income                     1,112      1,042      1,265       896
Per common share:
  Basic                         1.93       1.81       2.20      1.55

                                        THREE MONTHS ENDED

                              Mar 31    June 30    Sept 30    Dec 31

2001

Interest income               $6,187     $5,914     $5,713    $5,677
Interest expense               3,057      2,795      2,438     2,117
Net interest income            3,130      3,119      3,275     3,560
Provision for loan losses         75         75         75        75
Income before income taxes     1,060        815      1,131     1,570
Applicable income taxes          300        242        317       491
Net income                       760        573        814     1,079
Per common share:
  Basic                         1.31        .99       1.41      1.88

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not Applicable.

                                  PART III
                                  --------

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

The information called for by this Item (and Items 11, 12 and 13 below) is incorporated by reference from the registrant's definitive Proxy Statement dated April 17, 2003 for its regular annual meeting of shareholders to be held May 15, 2003 where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF, ELECTION OF DIRECTORS, EXECUTIVE OFFICERS AND COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS."

ITEM 11: EXECUTIVE COMPENSATION
         ----------------------

See Item 10 herein above.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

See Item 10 herein above.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

See Item 10 herein above.

ITEM 14: CONTROLS AND PROCEDURES
         -----------------------

(a)   Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and the Senior Vice President/Treasurer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. In designing and evaluating the Company's disclosure controls and procedures, the Company and its management recognize that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the President and Chief Executive Officer and the Senior Vice President/Treasurer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)   Changes in internal controls.

In connection with the rules regarding disclosure and control procedures, we intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   PART IV
                                   -------

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

      (a)   Financial Statements and Exhibits
            ---------------------------------

            (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to Shareholders for its fiscal year ended December 31, 2002 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

      Consolidated Balance Sheets
       December 31, 2002 and 2001                                     20
      Consolidated Statements of Income
       For the years ended December 31, 2002, 2001 and 2000           21
      Consolidated Statements of Changes in Shareholders' Equity
       For the years ended December 31, 2002, 2001 and 2000           22
      Consolidated Statements of Cash Flow
       For the years ended December 31, 2002, 2001 and 2000         23-24
      Notes to Consolidated Financial Statements                    25-41
      Independent Auditors Opinion                                    43

            (2) Financial statement schedules are omitted as they are not required or included in the Annual Report to Shareholders.

            (3)   Exhibits required by Item 601 - see Item 14(c)

      (b)   Reports on Form 8-K
            -------------------

            During the registrant's fiscal quarter ended December 31, 2002, the registrant did not file any reports on Form 8-K.

      (c)   Exhibits
            --------

            * 3      Articles of Incorporation and By-laws of
                     Union Bankshares Company

            *10.1    Employee Benefit Plan for the employees
                     of Union Trust Company

                     Pension Plan for the employees of Union
                     Trust Company

                     401 (k) Profit Sharing Plan for the
                     employees of Union Trust Company

                     Stock Purchase Plan for the employees of Union Trust Company

             11      Computation of earnings per share, is
                     incorporated herein by reference to Note 1 to the Consolidated Financial Statements on page 25 of the 2002 Annual Report to Shareholders' attached hereto as Exhibit 13.

             13 The registrant's Annual Report to Shareholders' for its fiscal year ended December 31, 2002. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10 K annual report, is furnished for the information of the Commission only and is not to be "filed" as part of the report.

            *21      Subsidiary information is incorporated
                     herein by reference to "Part I, Item 1 -
                     Business".

             99.1    Report of Berry, Dunn, McNeil & Parker.

             99.2    CEO Statement Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

             99.3    CFO Statement Pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, initially filed on June 15, 1984, Registration No. 2-90679.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION BANKSHARES COMPANY               UNION BANKSHARES COMPANY

By: /s/ Peter A. Blyberg               By: /s/ Sally J. Hutchins
    ---------------------------            -----------------------------------
    Peter A. Blyberg, President            Sally J. Hutchins
    and Chief Executive Officer            Senior Vice President and Treasurer

Date: March 12, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ Arthur J. Billings
-----------------------------
Arthur J. Billings, Director

/s/ Peter A. Blyberg
-----------------------------
Peter A. Blyberg, Director

/s/ Blake B. Brown
-----------------------------
Blake B. Brown, Director

/s/ Richard C. Carver
-----------------------------
Richard C. Carver, Director

/s/ Peter A. Clapp
-----------------------------
Peter A. Clapp, Director

/s/ Samuel G. Cohen
-----------------------------
Samuel G. Cohen, Director

/s/ Sandra H. Collier
-----------------------------
Sandra H. Collier, Director

/s/ Robert B. Fernald
-----------------------------
Robert B. Fernald, Director

/s/ Douglas A. Gott
-----------------------------
Douglas A. Gott, Director

/s/ James L. Markos, Jr.
-----------------------------
James L. Markos, Jr., Director

/s/ John V. Sawyer, II
-----------------------------
John V. Sawyer, II, Director

/s/ Stephen C. Shea
-----------------------------
Stephen C. Shea, Director

/s/ Robert W. Spear
-----------------------------
Robert W. Spear, Director

/s/ Richard W. Teele
-----------------------------
Richard W. Teele, Director

/s/ Paul L. Tracy
-----------------------------
Paul L. Tracy, Director

                               CERTIFICATIONS

I, Peter A. Blyberg, certify that:

    1. I have reviewed this annual report on Form 10-K of Union Bankshares Company;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  3/25/03                           /s/ Peter A. Blyberg
       -------                           ----------------------------------
                                         Peter A. Blyberg
                                         President & CEO

                               CERTIFICATIONS

I, Sally J. Hutchins, certify that:

    1. I have reviewed this annual report on Form 10-K of Union Bankshares Company;

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  3/25/03                           /s/ Sally J. Hutchins
       -------                           ----------------------------------
                                         Sally J. Hutchins
                                         Senior Vice President/Treasurer