Form 10-Q
period 2003-03-31
UNION BANKSHARES CO/ME
filed 2003-05-14
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                      OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
     (State or other jurisdiction                   (I.R.S. Employer
   of incorporation or organization)               Identification No.)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X]    NO [ ]

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  YES [ ]    NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at April 14, 2003
            -----                         -----------------------------
(Common Stock, $12.50 Par Value)                    573,369

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I      Financial Information                              Page No.
------      ---------------------                              --------

   Item l:  Financial Statements (Unaudited)

            Independent Accountants' Report                        3

            Consolidated Balance Sheets -
            March 31, 2003, March 31, 2002,
            December 31, 2002                                      4

            Consolidated Statements of Income -
            three months ended March 31, 2003
            and March 31, 2002                                     5

            Consolidated Statements of Cash Flows -
            three months ended March 31, 2003
            and March 31, 2002                                     6

            Consolidated Statements of Changes
            in Shareholders' Equity -
            three months ended March 31, 2003
            and March 31, 2002                                     7

            Notes to Consolidated Financial Statements            8-10

   Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                        11-17

   Item 3:  Quantitative and Qualitative Disclosures
            About Market Risk                                     17

   Item 4:  Controls and Procedures                              17-18

PART II     Other Information

   Item 1:  Legal Proceedings                                     18

   Item 2:  Changes in Securities                                 18

   Item 3:  Defaults Upon Senior Securities                       18

   Item 4:  Submission of Matters to a Vote
            of Security Holders                                   18

   Item 5:  Other Information                                     18

   Item 6:  Exhibits and Reports on Form 8-K                      18

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of March 31, 2003 and 2002, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry Dunn McNeil & Parker
Portland, Maine
April 25, 2003

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                 March 31        March 31       December 31
                                                   2003            2002            2002
                                                (Unaudited)     (Unaudited)     (Audited)*
                                                -----------     -----------     -----------

ASSETS
------


Cash and due from banks                        $  9,509,659    $  9,184,352    $ 10,977,028
Federal funds sold                                      402         146,181       5,669,733
                                               --------------------------------------------
Cash and cash equivalents                         9,510,061       9,330,533      16,646,761
Available for sale securities                   118,591,169      97,264,122     106,176,496
Held to maturity securities, at cost              3,068,655       3,625,677       3,316,653
Other investment securities, at cost              5,508,319       5,039,950       5,496,492
Loans (net of deferred fees)                    228,448,455     218,572,751     226,225,857
Less:  Allowance for loan losses                  3,850,290       3,554,551       3,678,608
                                               --------------------------------------------
Net Loans                                       224,598,165     215,018,200     222,547,249
                                               --------------------------------------------
Premises, furniture & equipment, net              6,094,530       6,235,469       6,129,058
Cash surrender value of life insurance            7,933,104       7,526,144       7,832,370
Core deposit intangible                             202,549         249,291         214,235
Goodwill                                          6,305,130       6,305,130       6,305,130
Other assets                                      6,609,493       6,176,792       6,364,457
                                               --------------------------------------------
Total Assets                                   $388,421,175    $356,771,308    $381,028,901
                                               ============================================

LIABILITIES
-----------

Deposits:
  Demand                                       $  2,816,787    $ 29,145,723    $ 34,630,217
  Savings and money market                      137,176,525     124,792,537     142,146,193
  Time                                          101,719,613     100,223,491      98,988,284
                                               --------------------------------------------
Total Deposits                                  271,712,925     254,161,751     275,764,694
                                               --------------------------------------------
Borrowed funds                                   57,078,147      54,271,735      45,959,829
Sweep repurchase agreements                      12,130,633       7,168,598      13,063,631
Accrued expenses & other liabilities              8,070,050       6,570,859       7,922,352
Total Liabilities                              $348,991,755    $322,172,943    $342,710,506
                                               ============================================

Commitments (Note E)

SHAREHOLDERS' EQUITY
--------------------

Common Stock, $12.50 par value.  Authorized
 1,200,000 shares, issued 582,394 shares
 in 2003 and 2002                              $  7,279,925    $  7,279,925    $  7,279,925
Surplus                                           4,013,064       3,963,116       4,024,564
Retained Earnings                                26,642,109      23,490,378      25,744,448
Accumulated Other Comprehensive Income
  Net Unrealized Gain on Securities
   Available for Sale                             2,484,042         227,939       2,250,696
  Minimum pension liability adjustment             (326,168)              0        (326,168)
Less:  Treasury Stock (8,493 shares as of
 March 31, 2003, 5,394 shares as of March
 31, 2002 and 8,256 shares as of December
 31, 2002)                                          663,552         362,993         655,070
                                               --------------------------------------------
Total Shareholders' Equity                     $ 39,429,420    $ 34,598,365    $ 38,318,395
                                               --------------------------------------------
Total Liabilities & Shareholders' Equity       $388,421,175    $356,771,308    $381,028,901
                                               ============================================

*  Refer to Company's Annual Report on Form 10K dated December 31, 2002.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Three Months Ended - March 31,
                                                    ------------------------------
                                                       2003              2002
                                                       ----              ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                        $3,678,380        $3,998,979
  Interest and Fees on Municipal Loans and Bonds       222,570           250,830
  Interest and Dividends on Securities               1,218,532         1,227,578
  Interest on Federal Funds Sold                        12,517            22,679
  Amortization & Accretion - Net                      (221,161)         (165,741)
                                                    ----------------------------
    Total Interest and Dividend Income               4,910,838         5,334,325
                                                    ----------------------------

INTEREST EXPENSE
  Interest on Deposits                                 905,644         1,228,732
  Interest on Funds Purchased/Borrowed                 586,637           587,281
                                                    ----------------------------
    Total Interest Expense                           1,492,281         1,816,013
                                                    ----------------------------

NET INTEREST INCOME                                  3,418,557         3,518,312
  Provision for Loan Losses                            105,000            90,000
                                                    ----------------------------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION        3,313,557         3,428,312
                                                    ----------------------------

NONINTEREST INCOME
  Exchange, Commission & Fees                          316,092           293,965
  Financial Services                                   439,157           348,352
  Loan Department Income                               495,806           292,645
  Visa Income                                          152,617           173,861
  Other Income                                         270,647           145,475
                                                    ----------------------------
    Total Noninterest Income                         1,674,319         1,254,298
                                                    ----------------------------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                     1,821,724         1,621,285
  Building Maintenance & Operations                    250,873           227,531
  FDIC Insurance                                        22,864            23,777
  Other Expenses                                     1,198,955         1,207,711
                                                    ----------------------------
    Total Noninterest Expense                        3,294,416         3,080,304
                                                    ----------------------------

INCOME BEFORE TAXES                                  1,693,460         1,602,306
  Income Taxes                                         480,000           490,000
                                                    ----------------------------

NET INCOME                                          $1,213,460        $1,112,306
                                                    ============================

Weighted Average Shares                                574,199           577,028
Per Share Data:
  Net Income                                        $     2.11        $     1.93
  Dividends Declared                                $      .55        $      .55

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 2003 and 2002
                                 (Unaudited)


                                                                                2003             2002
                                                                                ----             ----

Net Cash Flows Provided by Operating Activities:
  Net Income                                                                $  1,213,460     $   1,112,306
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                              233,418           203,475
      Provision for loan losses                                                  105,000            90,000
      Net change in other assets                                                (454,552)         (207,453)
      Net change in other liabilities                                            136,272           704,323
      Net amortization of premium (accretion of discount) on investments         221,161           165,741
      Net change in deferred loan origination fees                               (22,493)          (45,350)
      Origination of loans held for sale                                     (17,369,525)       (8,777,589)
      Proceeds from loans held for sale                                       23,314,674        10,750,879
                                                                            ------------------------------
      Total adjustments                                                        6,163,955         2,884,026
                                                                            ------------------------------
        Net cash provided by operating activities                              7,377,415         3,996,332
                                                                            ------------------------------
Cash Flows From Investing Activities:
  Purchase of securities available for sale                                  (24,115,492)      (10,198,240)
  Purchase of securities held to maturity                                              0          (102,005)
  Proceeds from calls or maturities of securities available for sale           8,805,564         7,517,398
  Proceeds from maturities of securities held to maturity                        245,000                 0
  Net change in loans to customers                                            (5,105,997)       (6,948,105)
  Capital expenditures                                                          (140,960)          (54,553)
                                                                            ------------------------------
        Net cash used in investing activities                                (20,311,885)       (9,785,505)
                                                                            ------------------------------
Cash Flows From Financing Activities:
  Net decrease in other borrowed funds                                          (932,998)       (4,966,800)
  Net increase in advances from FHLB                                          11,118,318        12,314,094
  Net increase (decrease) in demand, savings and money market accounts        (6,783,098)        8,768,570
  Net increase (decrease) in time deposits                                     2,731,329       (22,513,945)
  Purchase of treasury stock                                                    (131,544)          (68,355)
  Proceeds from sale of treasury stock                                           111,636            37,760
  Dividends paid                                                                (315,873)         (317,350)
                                                                            ------------------------------
        Net cash provided by (used in) financing activities                    5,797,770        (6,746,026)
                                                                            ------------------------------

Net decrease in cash and cash equivalents                                     (7,136,700)      (12,535,199)
Cash and cash equivalents at beginning of year                                16,646,761        21,865,732
                                                                            ------------------------------
Cash and cash equivalents at end of period                                  $  9,510,061     $   9,330,533
                                                                            ==============================
           Supplemental Schedule of Non-Cash Investing Activities

                                                                                2003             2002
                                                                                ----             ----

Net changes required by Statement
 of Financial Accounting Standards No. 115
  Available for sale securities                                             $    353,555     $    (458,105)
  Deferred income tax asset (liability)                                         (120,209)          155,754
                                                                            ------------------------------
        Net unrealized gain (loss) on available for sale securities         $    233,346     $    (302,351)

In 2002, the Company transferred $2,972,574 from the Loans Held for Sale portfolio to the loan portfolio.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 Three months ended March 31, 2003 and 2002
                                 (Unaudited)



                                                                                                        ACCUMULATED
                                                                                                           OTHER          SHARE-
                                                    COMMON                   TREASURY     RETAINED     COMPREHENSIVE    HOLDERS'
                                                    STOCK        SURPLUS      STOCK       EARNINGS         INCOME         EQUITY
                                                  --------------------------------------------------------------------------------

Balance at December 31, 2001                      $7,279,925   $3,963,116   $(332,398)   $22,695,422    $  530,290     $34,136,355
Net income, three months ended March 31, 2002              0            0           0      1,112,306             0       1,112,306
Change in net unrealized gain on available
 for sale securities, net of tax of $(155,754)             0            0           0              0      (302,351)       (302,351)
                                                  --------------------------------------------------------------------------------
Total comprehensive income                                 0            0           0      1,112,306      (302,351)        809,955
Sale of 1,134 shares Treasury stock                        0            0      37,760              0             0          37,760
Repurchase of 1,629 shares Treasury stock                  0            0     (68,355)             0             0         (68,355)
Cash dividends declared                                    0            0           0       (317,350)            0        (317,350)
Balance at March 31, 2002                         $7,279,925   $3,963,116   $(362,993)   $23,490,378    $  227,939     $34,598,365
                                                  ================================================================================
Balance at December 31, 2002                      $7,279,925   $4,024,564   $(655,070)   $25,744,448    $1,924,528     $38,318,395
Net income, three months ended March 31, 2003              0            0           0      1,213,460             0       1,213,460
Change in net unrealized gain on available
 for sale securities, net of tax of $120,209               0            0           0              0       233,346         233,346
                                                  --------------------------------------------------------------------------------

Total comprehensive income                                 0            0           0      1,213,460       233,346       1,446,806
Sale of 1,329 shares Treasury stock                        0      (11,500)    123,062             74             0         111,636
Repurchase of 1,566 shares Treasury stock                  0            0    (131,544)             0             0        (131,544)
Cash dividends declared                                    0            0           0       (315,873)            0        (315,874)
                                                  --------------------------------------------------------------------------------
Balance at March 31, 2003                         $7,279,925   $4,013,064   $(663,552)   $26,642,109    $2,157,874     $39,429,420
                                                  ================================================================================

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A)   Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank") as of March 31, 2003 and 2002 and for the three month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002.

(B)   Earnings Per Share
      ------------------

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during this period.

(C)   Intangible Assets
      -----------------

The Company has goodwill with a carrying amount of $6,305,130 as of March 31, 2003 and 2002, and as of December 31, 2002. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


                                       March 31, 2003    March 31, 2002    December 31, 2002
                                       --------------    --------------    -----------------

      Core deposit intangible, cost       $323,000          $323,000            $323,000
      Accumulated amortization             120,451            73,709             108,765
                                          ----------------------------------------------
      Core deposit intangible, net        $202,549          $249,291            $214,235

Amortization expense related to the core deposit intangible amounted to $11,686 for the three months ended March 31, 2003 and 2002. The expected amortization expense is estimated to be $46,744 per year through 2006 and $27,259 in 2007.

(D)   Comprehensive Income
      --------------------

Total comprehensive income was $1,446,806 and $809,955 for the three months ended March 31, 2003 and 2002, respectively.

(E)   Off-Balance Sheet Items
      -----------------------

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments.
At March 31, 2003 and 2002, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                      March 31
                                                   (000's omitted)
                                                  2003         2002
                                                  ----         ----

1.  Unused Commitments:
    -------------------
    A. Revolving, open-end lines secured by
        1-4 family residential properties,
        e.g., Home Equity lines                  $11,310      $9,380
    B. Credit card lines                           6,343       6,590
    C. Secured real estate loans                  11,252       8,701
    D. Other                                      21,496      32,337

2.  Financial Standby Letters of Credit:             206         217
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

(I)   Recent Accounting Developments
      ------------------------------

Financial Accounting Standards Board (FASB) Interpretation Number 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 was issued in November 2002.

The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

Financial and standby letters of credit are included in the scope of FIN 45, while commercial letters of credit are not. A guarantor of financial and standby letters of credit is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

This Interpretation contains disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation does not have a material effect on the Company's consolidated financial statements.

In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133.
The amendment requires contracts with comparable characteristics be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

SFAS 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.

(J)   Stock Repurchase Plan
      ---------------------

On April 10, 2002, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee stock purchase plans and for general corporate purposes. The Company repurchased 1,566 shares as part of this plan during the first quarter of 2003 at an average price of $84.

(K)   Reclassification
      ----------------

Certain items from the prior year were reclassified on the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

               MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATION


Forward Looking Statements
--------------------------

This Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at March 31, 2003 to December 31, 2002, and the results of operations for the three months ended March 31, 2003, compared to the same period in 2002. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

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

Net Income. Net income for the first quarter of 2003 was $1,213,460, or $2.11 per share, a 9.1% increase compared to $1,112,306, or $1.93 per share for the first quarter of 2002. The increase was primarily a result of an increase in noninterest income of $420,021 offset by a slight increase in noninterest expenses of $214,112 and a slight decrease in the provision for income taxes of $10,000.

The following table summarizes the status of the Company's earnings and performance for the periods stated:



                                           Three months ended
                                                March 31,
                                             2003        2002
                                             ----        ----

Earnings Per Share                          2.11        1.93
Return on Average Shareholders' Equity      3.32%A      3.27%B
Return on Average Assets                    0.32%A      0.31%B
Return on Average Earning Assets            0.34%A      0.34%B

A=annualized returns are: 13.28%, 1.28% and 1.36%, respectively.
B=annualized returns are: 13.09%, 1.24% and 1.36%, respectively.

Interest and Dividend Income. Total interest and dividend income decreased by $423,487 or 7.9% to $4.9 million for the period ended March 31, 2003 from $5.3 million for the period ended March 31, 2002. The decrease in interest income was primarily the result of lower yields on earning assets, offset in part by a higher level of loans and investments. The average balance of net loans for the period ended March 31, 2003 was $224.9 million compared to $211.2 million for the period ended March 31, 2002. The average yield on loans was 6.6% for the period ended March 31, 2003 compared to 7.5% for the period ended March 31, 2002. The average balance of investments for the period ended March 31, 2003 was $113.2 million compared to $109.3 million for the period ended March 31, 2002. The average yield on investments was 4.4% for the period ended March 31, 2003 compared to 5.1% for the period ended March 31, 2002.

Interest Expense. Total interest expense decreased by $323,732 or 17.8% to $1.5 million for the period ended March 31, 2003 from $1.8 million for the period ended March 31, 2002. The decrease in interest expense was primarily the result of lower cost on deposits and borrowings due to the lower interest rate environment, offset in part by a higher level of deposits and borrowings. Average interest-bearing deposits increased by $12.7 million or 5.6% to $239.4 million for the period ended March 31, 2003. Average borrowings of $60.9 million for the period ended March 31, 2003 increased $9.8 million or 19.2% from March 31, 2002 levels. The average rate on interest-bearing deposits decreased 66 basis points to 1.51% for the period ended March 31, 2003 from 2.17% for the period ended March 31, 2002, while the average rate on borrowed funds decreased 74 basis points to 3.82% from 4.56% during the same period.

Net Interest Income. Net interest income for the period ended March 31, 2003 was $3.4 million compared to $3.5 million for the period ended March 31, 2002. The $99,755 or 2.8% decrease is attributed to the $423,487 decrease in interest income offset in part by a $323,732 decrease in interest expense on deposits and borrowings. The average yield on interest earning assets decreased 79 basis points to 5.90% for the period ended March 31, 2003 from 6.69% for the period ended March 31, 2002, while the average cost on interest-bearing liabilities decreased by 63 basis points to 1.98% for the period ended March 31, 2003 from 2.61% for the period ended March 31, 2002. The interest rate spread decreased due to interest earning assets repricing at lower yields and the inability to reprice interest bearing liabilities at the same pace.

The net interest margin calculation for the three month periods ended March 31, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2003 and 2002).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)


                                                                         March 31
                                                         2003                                2002
                                                         ----                                ----
                                          Average      Interest     Yield/    Average      Interest        Yield/
                                          Balance    Earned/Paid    Rate      Balance    Earned/Paid        Rate
                                                     annualized)                         (annualized)
                                         ------------------------------------------------------------------------

Assets
------
Interest Earning Assets:
------------------------
  Securities available for sale          $110,007      $ 4,800       4.36     $105,781      $ 5,308        5.02
  Securities held to maturity               3,267          240       7.35        3,564          268        7.52
  Federal funds sold                        2,338           28       1.20          486            7        1.44
  Loans (net) (1)                         221,131       14,816       6.70      211,208       15,900        7.53
                                         ----------------------------------------------------------------------
Total interest earning assets             336,743      $19,884       5.90      321,039      $21,483        6.69
Other nonearning assets                    42,614                               30,050
                                         --------                             --------
                                         $379,357                             $351,089
                                         ========                             ========
Liabilities
-----------
Interest Bearing Liabilities:
-----------------------------
  Savings deposits                       $117,207      $   756       0.65     $107,438      $  1,877       1.75
  Time deposits                           100,304        2,592       2.58      101,562         2,701       2.66
  Money market accounts                    21,980          272       1.24       17,743           338       1.90
  Borrowings                               60,880        2,324       3.82       51,088         2,328       4.56
                                         ----------------------------------------------------------------------
Total interest bearing liabilities        300,371      $ 5,944       1.98      277,831      $  7,244       2.61
                                                       =======                              ========
Other noninterest bearing liabilities
 & shareholders' equity                    78,986                               73,258
                                         --------                             --------
                                         $379,357                             $351,089
                                         ========                             ========
Net interest income                                    $13,940                              $14,239

Net interest rate spread                                             3.92                                  4.08

Net interest margin                                                  4.09                                  4.44

<F1>  Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the three month period ended March 31, 2003, increased $15,000 to $105,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The allowance for loan losses was $3.8 million or 1.7% of total loans as of March 31, 2003 and 1.6% at March 31, 2002. The increase in the provision for loan losses is primarily due to the increase in the loan portfolio (in particular, the residential portfolio), general economic conditions and a sluggish local economy. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors which include among other factors, the current loan mix and loan volume, loan growth, delinquency trends and historical net loan loss experience for each loan type. Please refer to page 16 "Allowance for Loan Losses" for further details.

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

Noninterest Income. Noninterest income was $1.7 million for the period ended March 31, 2003 compared to $1.3 million for the period ended March 31, 2002. The $420,021 or 33.5% increase was the result of an increase in loan fees, financial services income, mortgage servicing income, and an increase in the cash surrender value of life insurance. The other income to average assets ratio was 0.43% for the three months ended March 31, 2003 compared to 0.36% for the same period in 2002.

Loan fees increased $203,161 or 69.4% during the first quarter of 2003
compared to $123,000 in 2002.    The increase is due primarily to the
decline in mortgage loan interest rates and the corresponding increased new loan and refinancing activity. In addition, related mortgage servicing income increased $102,818 or 292.7% during the same period.

Financial services income increased by 26.1% or $90,805 to $439,157 for the first quarter of 2003 compared to $348,352 for the similar period in 2002. Financial services income is derived, in part, from trust fees, which are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $206.5 million as of March 31, 2003 compared to $198.7 million as of March 31, 2002. Financial services income is also derived from financial planning and investment brokerage commissions.

Cash surrender value of life insurance increased by 20.1% or $16,868 to $100,734 for the first quarter of 2003 compared to $86,866 for the similar period in 2002. Life insurance policies were purchased to offset certain benefit costs.

Noninterest Expense. Noninterest expenses increased slightly by $214,112 or 6.9% to $3.3 million for the period ended March 31,2003 over the same period in 2002. Salaries and employee benefits increased $200,439, due primarily to additional staff in the financial services area. Other noninterest expenses increased $13,673 or .9% due to cost containment efforts.

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

The status of the Company's income tax expense is as follows:


                                   Tax Expense           Effective Rate
                                   -----------           --------------
                                 2003       2002          2003    2002
                                 ----       ----          ----    ----

Three Months Ended March 31,   $480,000   $490,000        28.3%   30.6%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of March 31, 2003 the Company's basic surplus was $49.9 million or 13.2% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $83.7 million, or 22.2% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At March 31, 2003, the Bank had borrowings of $57.1 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 2003, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at March 31, 2003 was as follows:


                                                           Minimum Regulatory
                                       March 31, 2003         Requirements
                                       --------------      ------------------

      Leverage Capital Ratio                8.00%                 4.0%
      Risk Based Ratio                     14.92%                 8.0%
      Tier 1 Ratio                         13.66%                 4.0%

Aggregate Contractual Obligations


                                         Payments due by period

                                       Less than      1-3       3-5       More than
Contractual Obligations      Total      1 year       years     years       5 years
                             -----     ---------    ------     -----      ---------
                                            (in thousands)

FHLB borrowings             $57,078     $14,000     $15,782    $19,130     $8,166
Operating leases                 36          23           9        4            0
                            -------     -------     -------    -------     ------
Total                       $57,114     $14,023     $15,791    $19,134     $8,166

Financial Condition
-------------------

The Company's total assets amounted to $388.4 million at March 31, 2003 compared to $381.0 million at December 31, 2002, an increase of $7.4 million or 1.9%. The increase in total assets is primarily attributable to a decrease in cash and cash equivalents offset in part by an increase in net loans and an increase in investment securities. Year on year, total assets increased $31.6 million or 8.9%. The increase in total assets from March 31, 2002 to March 31, 2003 is primarily attributable to an increase in net loans of $9.6 million or 4.5% and an increase in investment securities of $21.2 million or 15.9%.

Cash and Cash Equivalents. Cash and cash equivalents were $9.5 million at March 31, 2003 compared to $16.6 million at December 31, 2002. Cash and cash equivalents decreased primarily due to a decrease in federal funds sold of $5.7 million to $402 at March 31, 2003 from $5.7 million at December 31, 2002. As of March 31, 2003, cash and cash equivalents increased $179,528 or 1.9% from $9.3 million as of March 31, 2002 to $9.5 million at March 31, 2003. The decrease in federal funds sold was caused by a decrease in deposits resulting from normal seasonal deposit outflows and to fund new loan growth.

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

Securities are classified as available for sale and they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At March 31, 2003, unrealized gains, net of taxes on securities available for sale were $2.5 million compared to unrealized gains of $2.3 million at December 31, 2002. The increase in net unrealized gains on securities available for sale resulted in a $233,346 increase in shareholders' equity.

Securities available for sale increased by $12.4 million or 11.7% to $118.6 million at March 31, 2003 compared to $106.2 million at December 31, 2002. Securities available for sale increased $21.3 million or 21.9% to $118.6 million at March 31, 2003 from $97.3 million at March 31, 2002. Securities held to maturity decreased $247,998 or 7.5%, from $3.3 million at December 31, 2002 to $3.1 million at March 31, 2003. Securities held to maturity decreased $557,022 or 15.4%, from $3.7 million at March 31, 2002 to $3.1 million at March 31, 2003. The increases were primarily due to an overall investment portfolio strategy to maintain interest income revenue levels while maintaining adequate liquidity on the balance sheet.

Net Loans. Net loans increased by $2.1 million or .9% to $224.6 million or 57.8% of total assets at March 31, 2003 as compared to $222.5 million or 58.4% of total assets at December 31, 2002. Year on year, net loans increased by $9.6 million or 4.5% as of March 31, 2003, from $215.0 million or 60.3% of total assets at March 31, 2002. This increase in loans is due to the Bank's efforts to develop new lending relationships and also due to lower interest rates and the expansion of existing borrowing relationships. The Bank has also added individuals to its lending personnel.

Residential real estate loans increased $2.6 million, or 2.0%, to $134.3 million at March 31, 2003 from $131.7 million at December 31, 2002. Year on year, residential real estate loans increased $2.9 million, or 2.2% from $131.4 million as of March 31, 2002. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. The Bank has also sold and serviced $111.4 million of real estate loans and $1.0 million of commercial mortgages and has $2.4 million of loans held for sale at March 31, 2003.

Commercial loans at March 31, 2003 decreased by $2.6 million or 4.2% to $59.2 million from $61.8 million at December 31, 2002. Year on year, commercial loans increased by $2.3 million or 4.0%. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes a wide array of financially sound, small to medium-sized businesses within its service area.

Consumer loans at March 31, 2003 increased by $745,420 or 2.7% to $27.9 million from $27.2 million at December 31, 2002. Year on year, consumer loans increased by $1.2 million or 4.7% from $26.7 million as of March 31, 2002. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans.

Municipal loans at March 31, 2003 increased by $1.4 million or 25.5% to $7.0 million from $5.6 million at December 31, 2002, primarily due to the Bank being successful in the loan bidding process. Year on year, municipal loans increased by $3.5 million or 100.2% from $3.5 million as of March 31, 2002.

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

As of March 31, 2003, the Bank had impaired loans (consisting of real estate loans) totaling $1,697,198, up $224,328 or 15.2% from $1,472,870 as of December 31, 2002. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The allowance for loan losses was $3.8 million or 1.7% of total loans as of March 31, 2003 compared to $3.7 million or 1.6% of total loans at December 31, 2002.

Deposits. Total deposits decreased $4.1 million or 1.5% to $271.7 million at March 31, 2003 from $275.8 million at December 31, 2002. The decrease occurred in most of the deposit categories with the exception of savings and time deposits. Savings deposits increased to $50.1 million at March 31, 2003 from $49.6 million at December 31, 2002, an increase of $494,832 or 1.0%. NOW deposits decreased to $52.6 million at March 31, 2003 from $54.4 million at December 31, 2002, a decrease of $1.8 million or 3.4%. Money market deposits decreased to $20.8 million at March 31, 2003 from $23.1 million at December 31, 2002, a decrease of $2.3 million or 10.0%.
Prestige investment accounts decreased to $13.8 million at March 31, 2003 from $15.1 million at December 31, 2002, a decrease of $1.3 million or 8.7%. Demand deposits decreased to $32.8 million at March 31, 2003 from $34.6 million at December 31, 2002, a decrease of $1.8 million or 5.2%. Certificates of deposit increased to $101.7 million at March 31, 2003 from $99.0 million at December 31, 2002, an increase of $2.7 million or 2.8%. The net decreases in total deposits from year end is not unexpected. Seasonal deposit outflows normally occur starting in December and continue through May or June.

Borrowings. Total advances from the FHLB as of March 31, 2003 increased by $11.1 million to $57.1 million from $46.0 million at December 31, 2002.
The continued use of borrowed funds reflects additional funding needed to support its growth in net loans and is a low cost funding alternative.

Shareholders' Equity. Shareholders' equity increased by $1.1 million or 2.9% from $38.3 million at December 31, 2002 to $39.4 million at March 31, 2003. The increase was due to cumulative earnings exceeding dividends declared and a $233,346 increase in accumulated other comprehensive income.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In Management's opinion, there have been no material changes in the reported market risks since December 31, 2002 as reported in Item 7A of the Annual Report on Form 10K.

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

                                   PART II
                                   -------

Item 1:     N/A

Item 2:     N/A

Item 3:     N/A

Item 4:     N/A

Item 5:     Other Information

The Company's Principal Executive Officer and Principal Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 99.1.

Item 6:     Exhibits, Financial Statement Schedules and Reports on Form 8-K

            A.    Exhibit 99.1 Certification of CEO and Treasurer

            B.    Reports on Form 8-K

During the Registrant's fiscal quarter ended March 31, 2003, the Registrant did not file any reports on Form 8-K.

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

May 13, 2003

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

            b evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  May 13, 2003                    By /s/  Peter A. Blyberg
                                          ---------------------------------
                                          Peter A. Blyberg
                                          President & CEO

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a. A.designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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



Date:  May 13, 2003                    By /s/  Sally J. Hutchins
                                          ---------------------------------
                                          Sally J. Hutchins
                                          Senior Vice President/Treasurer