Form 10-Q
period 2003-06-30
UNION BANKSHARES CO/ME
filed 2003-08-13
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)  YES  [ ]     NO  [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at July 9, 2003
              -----                         ---------------------------
(Common stock, $12.50 Par Value)                      572,663

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I      Financial Information                                  Page No.
------      ---------------------                                  --------

   Item l:  Financial Statements (Unaudited)

            Independent Accountants' Report                           3

            Consolidated Balance Sheets -
            June 30, 2003, June 30, 2002, December 31, 2002           4

            Consolidated Statements of Income -
            six months ended June 30, 2003 and June 30, 2002
            three months ended June 30, 2003 and June 30, 2002       5-6

            Consolidated Statements of Cash Flows -
            six months ended June 30, 2003 and June 30, 2002          7

            Consolidated Statements of Changes
            in Shareholders' Equity -
            six months ended June 30, 2003 and 2002                   8

            Notes to Consolidated Financial Statements    9-11

   Item 2:  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     12-20

   Item 3:  Quantitative and Qualitative Disclosures
            About Market Risk                                        20

   Item 4:  Controls and Procedures                                  21

PART II     Other Information
-------     -----------------

   Item 1:  Legal Proceedings                                        21

   Item 2:  Changes in Securities                                    21

   Item 3:  Defaults Upon Senior Securities                          21

   Item 4:  Submission of Matters to a Vote of Security Holders    21-22

   Item 5:  Other Information                                        22

   Item 6:  Exhibits and Reports on Form 8-K                         22

   Signatures                                                        23

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company


We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2003 and 2002, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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


Berry Dunn McNeil & Parker
Portland, Maine
August 1, 2003

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                June 30         June 30       December 31
                                                  2003            2002           2002
                                              (Unaudited)     (Unaudited)     (Audited)*
                                              -----------     -----------     ----------

ASSETS
------
Cash and due from banks                       $ 11,356,181    $ 10,666,633    $ 10,977,028
Federal funds sold                                     403         146,778       5,669,733
                                              ------------    ------------    ------------
Cash and cash equivalents                       11,356,584      10,813,411      16,646,761
Available for sale securities                  114,757,360     104,965,521     106,176,496
Held to maturity securities, at cost             3,065,656       3,622,674       3,316,653
Other investment securities, at cost             5,505,954       5,039,950       5,496,492
Loans (net of deferred fees)                   246,548,604     222,867,023     226,225,857
Less: Allowance for loan losses                  4,164,960       3,607,114       3,678,608
                                              ------------    ------------    ------------
Net Loans                                      242,383,644     219,259,909     222,547,249
                                              ------------    ------------    ------------
Premises, furniture & equip, net                 6,014,880       6,210,732       6,129,058
Cash surrender value of life insurance           8,005,557       7,608,361       7,832,370
Core deposit intangible                            190,864         237,606         214,235
Goodwill                                         6,305,130       6,305,130       6,305,130
Other assets                                     6,813,012       6,061,683       6,364,457
                                              ------------    ------------    ------------
Total Assets                                  $404,398,641    $370,124,977    $381,028,901
                                              ============    ============    ============

LIABILITIES
-----------
Deposits:
  Demand                                      $ 34,738,373    $ 30,291,032    $ 34,630,217
  Savings and money market                     142,646,619     127,241,127     142,146,193
  Time                                         100,795,149      96,920,162      98,988,284
                                              ------------    ------------    ------------
Total Deposits                                 278,180,141     254,452,321     275,764,694
                                              ------------    ------------    ------------
Borrowed funds                                  67,562,583      61,698,642      45,959,829
Sweep repurchase agreements                      9,946,211      10,905,255      13,063,631
Accrued expenses & other liabilities             8,279,081       6,737,928       7,922,352
                                              ------------    ------------    ------------
Total Liabilities                              363,968,016     333,794,146     342,710,506
                                              ============    ============    ============

Commitments (Note E)

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $12.50 par value. Authorized
 1,200,000 shares, issued 582,394 shares
 in 2003 and 2002.                            $  7,279,925    $  7,279,925    $  7,279,925
Surplus                                          4,024,564       3,963,116       4,024,564
Retained Earnings                               27,301,436      24,214,675      25,744,448
Accumulated Other Comprehensive Income
  Net Unrealized Gain on Securities
   Available for Sale                            2,931,157       1,306,146       2,250,696
  Minimum pension liability adjustment            (326,168)              0        (326,168)
Less: Treasury Stock (9,731 shares as of
 June 30, 2003, 6,338 shares as of June
 30, 2002 and 8,256 shares as of
 December 31, 2002)                                780,289         433,031         655,070
                                              ------------    ------------    ------------
Total Shareholders' Equity                      40,430,625      36,330,831      38,318,395
                                              ------------    ------------    ------------
Total Liabilities & Shareholders' Equity      $404,398,641    $370,124,977    $381,028,901
                                              ============    ============    ============

*     Refer to Company's Annual Report on Form 10K dated December 31, 2002.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Six Months Ended - June 30,
                                                    ---------------------------
                                                       2003           2002
                                                       ----           ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and Fees on Loans                        $7,412,999     $ 7,981,970
  Interest and Fees on Municipal Loans and Bonds       447,774         514,684
  Interest and Dividends on Securities               2,488,675       2,464,201
  Interest on Federal Funds Sold                        13,200          29,023
  Amortization & Accretion - Net                      (458,881)       (306,325)
                                                    ----------     -----------
    Total Interest and Dividend Income               9,903,767      10,683,553
                                                    ----------     -----------

INTEREST EXPENSE
----------------
  Interest on Deposits                               1,778,585       2,383,166
  Interest on Funds Purchased/Borrowed               1,223,931       1,223,839
                                                    ----------     -----------
    Total Interest Expense                           3,002,516       3,607,005
                                                    ----------     -----------

NET INTEREST INCOME                                  6,901,251       7,076,548
-------------------
  Provision for Loan Losses                            210,000         180,000
                                                    ----------     -----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION        6,691,251       6,896,548
                                                    ----------     -----------

NONINTEREST INCOME
------------------
  Net Securities Gains (Losses)                        147,313          (6,444)
  Exchange, Commission & Fees                          675,429         648,617
  Financial Services                                   910,036         748,817
  Loan Department Income                               980,398         593,664
  Visa Income                                          227,712         351,337
  Other Income                                         555,863         324,274
                                                    ----------     -----------
    Total Noninterest Income                         3,496,751       2,660,265
                                                    ----------     -----------

NONINTEREST EXPENSE
-------------------
  Salaries and Employee Benefits                     3,925,516       3,497,095
  Building Maintenance & Operations                    539,419         444,764
  FDIC Insurance                                        33,556          34,554
  Other Expenses                                     2,578,125       2,475,646
                                                    ----------     -----------
    Total Noninterest Expense                        7,076,616       6,452,059
                                                    ----------     -----------

INCOME BEFORE TAXES                                  3,111,386       3,104,754
-------------------
  Income Taxes                                         895,000         950,000
                                                    ----------     -----------

NET INCOME                                          $2,216,386     $ 2,154,754
                                                    ==========     ===========
Weighted Average Shares                                573,605         576,913

Per Share Data:
  Net Income                                        $     3.86     $      3.74
  Dividends Declared                                $     1.15     $      1.10

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Three Months Ended - June 30,
                                                    -----------------------------
                                                       2003           2002
                                                       ----           ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and Fees on Loans                        $3,734,619     $ 3,982,991
  Interest and Fees on Municipal Loans and Bonds       225,204         263,854
  Interest and Dividends on Securities               1,270,143       1,236,623
  Interest on Federal Funds Sold                           683           6,344
  Amortization & Accretion - Net                      (237,720)       (140,584)
                                                    ----------     -----------
    Total Interest and Dividend Income               4,992,929       5,349,228
                                                    ----------     -----------

INTEREST EXPENSE
----------------
  Interest on Deposits                                 872,941       1,154,434
  Interest on Funds Purchased/Borrowed                 637,294         636,558
                                                    ----------     -----------
    Total Interest Expense                           1,510,235       1,790,992
                                                    ----------     -----------

NET INTEREST INCOME                                  3,482,694       3,558,236
-------------------
  Provision for Loan Losses                            105,000          90,000
                                                    ----------     -----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION        3,377,694       3,468,236
                                                    ----------     -----------

NONINTEREST INCOME
------------------
  Net Securities Gains (Losses)                        147,313          (6,444)
  Exchange, Commission & Fees                          359,337         354,652
  Financial Services                                   470,879         400,465
  Loan Department Income                               484,592         301,019
  Visa Income                                           75,095         177,476
  Other Income                                         285,216         178,799
                                                    ----------     -----------
    Total Noninterest Income                         1,822,432       1,405,967
                                                    ----------     -----------

NONINTEREST EXPENSE
-------------------
  Salaries and Employee Benefits                     2,103,792       1,875,810
  Building Maintenance & Operations                    288,546         217,233
  FDIC Insurance                                        10,692          10,777
  Other Expenses                                     1,379,170       1,267,935
                                                    ----------     -----------
    Total Noninterest Expense                        3,782,200       3,371,755
                                                    ----------     -----------

INCOME BEFORE TAXES                                  1,417,926       1,502,448
-------------------
  Income Taxes                                         415,000         460,000
                                                    ----------     -----------

NET INCOME                                          $1,002,926     $ 1,042,448
                                                    ==========     ===========

Weighted Average Shares                                573,016         576,800

Per Share Data:
  Net Income                                        $     1.75     $      1.81
  Dividends Declared                                $      .60     $       .55

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 2003 and 2002
                                 (Unaudited)


                                                                                2003             2002
                                                                                ----             ----

Net Cash Flows Provided by Operating Activities:
------------------------------------------------
  Net Income                                                                $  2,216,386     $  2,154,754
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                              380,879          411,877
      Provision for loan losses                                                  210,000          180,000
      Gain on sale of equipment                                                        0             (953)
      Net securities (gains) losses                                             (147,313)           6,444
      Net increase in other assets                                              (950,168)        (736,441)
      Net increase in other liabilities                                          356,728          871,393
      Net amortization of premium (accretion of discount) on investments         494,016          306,325
      Net decrease in deferred loan origination fees                             (57,572)         (33,795)
      Origination of loans held for sale                                     (33,383,401)     (17,402,713)
      Proceeds from loans held for sale                                       37,758,513       18,944,736
                                                                            ------------     ------------
      Total adjustments                                                        4,661,683        2,546,873
                                                                            ------------     ------------
        Net cash provided by operating activities                              6,878,068        4,701,627
                                                                            ------------     ------------

Cash Flows From Investing Activities:
-------------------------------------
  Purchase of securities available for sale                                  (34,975,793)     (24,448,059)
  Purchase of securities held to maturity                                              0         (102,004)
  Proceeds from sales of securities available for sale                         6,569,072        4,084,234
  Proceeds from sales of equipment                                                     0            1,000
  Proceeds from calls or maturities of securities available for sale          18,297,020       11,908,912
  Proceeds from maturities of securities held to maturity                        245,000                0
  Net increase in loans to customers                                         (22,176,379)     (11,291,369)
  Capital expenditures                                                          (243,329)        (226,581)
                                                                            ------------     ------------
  Net cash used in investing activities                                      (32,284,409)     (20,073,867)
                                                                            ------------     ------------

Cash Flows From Financing Activities:
-------------------------------------
  Net decrease in other borrowed funds                                        (3,117,420)      (1,230,143)
  Net increase in advances from FHLB                                          21,602,754       19,741,001
  Net increase/(decrease) in demand, savings and money market accounts           608,582       (5,761,526)
  Net increase (decrease) in time deposits                                     1,806,865       (7,693,279)
  Purchase of treasury stock                                                    (288,200)        (183,942)
  Proceeds from sale of treasury stock                                           162,981           83,309
  Dividends paid                                                                (659,398)        (635,501)
                                                                            ------------     ------------
        Net cash provided by financing activities                             20,116,164        4,319,919
                                                                            ------------     ------------

Net decrease in cash and cash equivalents                                     (5,290,177)     (11,052,321)
Cash and cash equivalents at beginning of year                                16,646,761       21,865,732
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $ 11,356,584     $ 10,813,411
                                                                            ============     ============

In 2002, the Company transferred $2,972,574 from the Loans Held for Sale portfolio to the loan portfolio.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   Six months ended June 30, 2003 and 2002
                                 (Unaudited)


                                                                                                        ACCUMULATED
                                                                                                           OTHER          SHARE-
                                                COMMON                     TREASURY       RETAINED     COMPREHENSIVE     HOLDERS'
                                                STOCK         SURPLUS       STOCK         EARNINGS         INCOME         EQUITY
                                              ------------------------------------------------------------------------------------

Balance at December 31, 2001                  $7,279,925    $3,963,116    $(332,398)    $22,695,422     $  530,290     $34,136,355
Net income, six months ended June 30, 2002             0             0            0       2,154,754              0       2,154,754
Change in net unrealized gain on available
 for sale securities, net of tax of $399,684           0             0            0               0        775,856         775,856
                                              ------------------------------------------------------------------------------------
Total comprehensive income                             0             0            0       2,154,754        775,856       2,930,610
Sale of 1,722 shares Treasury stock                    0             0       83,309               0              0          83,309
Repurchase of 2,317 shares Treasury stock              0             0     (183,942)              0              0        (183,942)
Cash dividends declared                                0             0            0        (635,501)             0        (635,501)
                                              ------------------------------------------------------------------------------------
Balance at June 30, 2002                      $7,279,925    $3,963,116    $(433,031)    $24,214,675     $1,306,146     $36,330,831
                                              ====================================================================================

Balance at December 31, 2002                  $7,279,925    $4,024,564    $(655,070)    $25,744,448     $1,924,528     $38,318,395
Net income, six months ended June 30, 2003             0             0            0       2,216,386              0       2,216,386
Change in net unrealized gain on available
 for sale securities, net of tax of $350,540           0             0            0               0        680,461         680,461
                                              ------------------------------------------------------------------------------------
Total comprehensive income                             0             0            0       2,216,386        680,461       2,896,847
Sale of 1,949 shares Treasury stock                    0             0      162,981               0              0         162,981
Repurchase of 3,424 shares Treasury stock              0             0     (288,200)              0              0        (288,200)
Cash dividends declared                                0             0            0        (659,398)             0        (659,398)
                                              ------------------------------------------------------------------------------------
Balance at June 30, 2003                      $7,279,925    $4,024,564    $(780,289)    $27,301,436     $2,604,989     $40,430,625
                                              ====================================================================================

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   Union Bankshares Company and Subsidiary
                   ---------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A)   Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of June 30, 2003 and 2002 and for the three- and six month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(B)   Earnings Per Share
      ------------------

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during the period.

(C)   Intangible Assets
      -----------------

The Company has goodwill with a carrying amount of $6,305,130 as of June 30, 2003 and 2002, and as of December 31, 2002. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


                                       June 30, 2003    June 30, 2002    December 31, 2002
                                       -------------    -------------    -----------------

      Core deposit intangible, cost       $323,000         $323,000           $323,000
      Accumulated amortization             132,136           85,394            108,765
                                          --------         --------           --------
      Core deposit intangible, net        $190,864         $237,606           $214,235

Amortization expense related to the core deposit intangible amounted to $23,372 for the six months ended June 30, 2003 and 2002. Amortization expense amounted to $11,686 for the three month period ended June 30, 2003 and 2002. The expected amortization expense is estimated to be $46,744 per year through 2006 and $27,259 in 2007.

(D)   Comprehensive Income
      --------------------

Total comprehensive income was $1,450,041 and $2,120,655 for the three months ended June 30, 2003 and 2002, respectively, and $2,896,847 and $2,930,610 for the six months ended June 30, 2003 and 2002, respectively.

(E)   Off-Balance Sheet Items
      -----------------------

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 2003, and June 30, 2002, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                                     June 30
                                                                 (000's omitted)
                                                                 2003       2002
                                                                 ----       ----

1.    Unused Commitments:
      -------------------

      A.  Revolving, open-end lines secured by
           1-4 family residential properties,
           e.g., Home Equity lines                              $12,245    $ 9,270
      B.  Credit card lines                                       6,452      6,251
      C.  Secured real estate loans                              16,126     17,442
      D.  Lines of Credit, Reserve Checking, Municipal Loans     20,359     20,700

2.    Financial Standby Letters of Credit:                          290        217
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

In May 2003, FASB issued Statement No. 150 , "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption.

This Statement is not expected to have a material effect on the Company's consolidated financial statements.

(J)   Stock Repurchase Plan
      ---------------------

On April 9, 2003, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee stock purchase plans and for general corporate purposes. The Company repurchased 1,858 shares as part of this plan during the second quarter of 2003 at an average price of $85.00.

(K)   Reclassification
      ----------------

Certain items from the prior year were reclassified on the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Any or all of our forward-looking statements in this report and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed.

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

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at June 30, 2003 to December 31, 2002, and the results of operations for the three- and six months ended June 30, 2003, compared to the same periods in 2002. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

Results of Operations
---------------------

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on earning assets (primarily loans and investments) and interest expense (primarily deposits and borrowings). The Company's results are also affected by the provision for loan losses; noninterest income, including gains and losses on the sales of loans and securities; noninterest expense and income tax expense. Each of these major components of the Company's operating results is highlighted below.

Net Income. Net income for the first two quarters of 2003 was $2,216,386, or $3.86 per share, a 2.9% increase compared to $2,154,754, or $3.74 per share for the first two quarters of 2002. The increase was primarily a result of an increase in noninterest income of $836,486 offset by an increase in noninterest expense of $624,557. Net income for the second quarter of 2003 was $1,002,926, or $1.75 per share, a 3.8% decrease compared to $1,042,448 or $1.81 per share for the second quarter of 2002. The decrease was primarily a result of a decrease in net interest income of $75,542.

The following table summarizes the status of the Company's earnings and performance for the periods stated:


                                           Six months ended
                                               June 30,
                                            2003       2002
                                            ----       ----

Earnings Per Share                        $3.86      $3.74
Return on Average Shareholders' Equity     5.68%A     6.28%B
Return on Average Assets                   0.57%A     0.59%B
Return on Average Earning Assets           0.61%A     0.64%B

A=annualized returns are: 11.37%, 1.14%, and 1.21%, respectively.
B=annualized returns are: 12.56%, 1.18%, and 1.28%, respectively.

Interest and Dividend Income. Total interest and dividend income decreased by $779,786 or 7.3% to $9.9 million for the six month period ended June 30, 2003 from $10.7 million for the six month period ended June 30, 2002 and decreased by $356,299 or 6.7% to $5.0 million for the three month period ended June 30, 2003 from $5.3 million for the three month period ended June 30, 2002. The decrease in interest income for the first two quarters and for the second quarter was primarily the result of lower yields on earning assets, offset in part by a higher level of loans and investments. The average balance of net loans for the six month period ended June 30, 2003 was $226.8 million compared to $214.4 million for the six month period ended June 30, 2002. The average tax equivalent yield on loans was 6.6% for the six month period ended June 30, 2003 compared to 7.4% for the six month period ended June 30, 2002. The average balance of investments for the six month period ended June 30, 2003 was $118.1 million compared to $108.3 million for the six month period ended June 30, 2002. The average tax equivalent yield on investments was 4.3% for the six month period ended June 30, 2003 compared to 5.3% for the six month period ended June 30, 2002.

Interest Expense. Total interest expense decreased by $604,489 or 16.8% to $3.0 million for the six month period ended June 30, 2003 from $3.6 million for the six month period ended June 30, 2002 and decreased by $280,757 or 15.7% to $1.5 million for the three month period ended June 30, 2003 from $1.8 million for the three month period ended June 30, 2002. The decrease in interest expense for the first two quarters and for the second quarter was primarily the result of lower cost on deposits and borrowings, offset in part by a higher level of deposits and borrowings. Average interest-bearing deposits increased by $14.0 million or 6.2% to $240.0 million for the six month period ended June 30, 2003. Average borrowings of $67.1 million for the six month period ended June 30, 2003 were up $10.1 million or 17.7% from June 30, 2002 levels. The average rate on interest-bearing deposits decreased 40 basis points to 1.46% for the six month period ended June 30, 2003 from 1.86% for the six month period ended June 30, 2002, while the average rate on borrowed funds decreased 14 basis points to 3.60% from 3.76% during the same period.

Net Interest Income. Net interest income for the six month period ended June 30, 2003 was $6.9 million compared to $7.1 million for the six month period ended June 30, 2002 and for the three months ended June 30, 2003 was $3.5 million compared to $3.6 million for the three months ended June 30, 2002. The $175,297 or 2.5% decrease for the first two quarters is attributed to the $604,489 decrease in interest expense on deposits and borrowings offset by the $779,786 decrease in interest and dividend income. The decrease for the three months ended June 30, 2003 is attributed to the $280,757 decrease in interest expense on deposits and borrowings offset in part by the $356,299 decrease in interest and dividend income. The average tax equivalent yield on interest earning assets decreased 89 basis points to 5.79% for the six month period ended June 30, 2003 from 6.68% for the six month period ended June 30, 2002, while the average cost on interest-bearing liabilities decreased by 26 basis points to 1.95% for the six month period ended June 30, 2003 from 2.21% for the six month period ended June 30, 2002. The interest rate spread increased due to interest bearing liabilities repricing faster than interest earning assets in a period of falling interest rates.

The following table presents the effect of tax exempt income on the calculation of the net interest margin:


                                       For the six months ended June 30, 2003
(in thousands)                                 2003              2002
-----------------------------------------------------------------------------

Net interest income as presented              $6,901            $7,076
Effect of tax-exempt income                      125               283
                                              ------            ------
Net interest income, tax equivalent           $7,026            $7,359
                                              ======            ======

The net interest margin calculation for the six month periods ended June 30, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2003 and 2002).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)


                                                                          June 30
                                                        2003                                  2002
                                                        ----                                  ----
                                         Average       Interest      Yield/    Average       Interest      Yield/
                                         Balance     Earned/Paid      Rate     Balance     Earned/Paid      Rate
                                                     (annualized)                          (annualized)
                                         ------------------------------------------------------------------------

Assets
------
Interest Earning Assets:
------------------------
  Securities available for sale          $115,058       $ 4,870       4.23     $104,685       $ 5,378       5.14
  Securities held to maturity               3,065           244       7.96        3,595           271       7.54
  Federal funds sold                        1,300            16       1.23          982            15       1.53
  Loans (net) (1)                         226,766        14,908       6.57      214,431        15,958       7.44
                                         --------       -------       ----     --------       -------       ----
Total interest earning assets             346,189       $20,038       5.79      323,693       $21,622       6.68
                                                        =======                               =======
Other nonearning assets                    41,048                                38,874
                                         --------                              --------
                                         $387,237                              $362,567
                                         ========                              ========

Liabilities
-----------
Interest Bearing Liabilities:
-----------------------------
  Savings deposits                       $117,805       $   750       0.64     $108,141       $ 1,828       1.69
  Time deposits                           100,750         2,548       2.53      100,166         2,555       2.55
  Money market accounts                    21,463           260       1.21       17,711           383       2.16
  Borrowings                               67,075         2,428       3.60       56,933         2,140       3.76
                                         --------       -------       ----     --------       -------       ----
Total interest bearing liabilities        307,093       $ 5,986       1.95      282,951       $ 6,906       2.21
                                                        =======                               =======
Other noninterest bearing liabilities
 & shareholders' equity                    80,144                                79,616
                                         --------                              --------
                                         $387,237                              $362,567
                                         ========                              ========
Net interest income                                     $14,052                               $14,716

Net interest rate spread                                              3.84                                  4.47

Net interest margin                                                   4.05                                  4.55

<F1>  Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the six month period ended June 30, 2003, increased $30,000 to $210,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The provision for loan losses for the three month period ended June 30, 2003, increased $15,000 to $105,000 from the same period last year. The allowance for loan losses was $4.2 million or 1.7% of total loans as of June 30, 2003 and 1.6% at June 30, 2002. The increase in the provision for loan losses is primarily due to the increase in the loan portfolio, (in particular, the residential portfolio), general economic conditions and a sluggish local economy. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors which include, among other factors, the current loan mix and loan volume, loan growth, delinquency trends and historical net loan loss experience for each loan type. Please refer to page 19 "Allowance for Loan Losses" for further details.

The Bank has a Loan Review Program whereby an independent loan review service firm conducts a periodic review of the commercial loan portfolio. The review includes updates to comments on all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, nonaccrual loans over $100,000, new (closed) and renewed loans over $100,000 as well as the adequacy of the loan loss reserve.

Although management utilized its best judgment in providing for possible losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or other factors, both within and outside of management's control.

Noninterest Income. Noninterest income was $3.5 million for the six month period ended June 30, 2003 compared to $2.7 million for the six month period ended June 30, 2002. Noninterest income was $1.8 million for the three month period ended June 30, 2003 compared to $1.4 million for the three month period ended June 30, 2002. The $836,486 or 31.4% increase for the six month period was the result of an increase in loan fees, financial services income, mortgage servicing income and an increase in the cash surrender value of life insurance. The $416,465 or 29.6% increase for the three month period was the result of an increase in loan fees, financial services income and mortgage servicing income. The three and six month increase includes a one time gain of $73,000 for the sale of the Company's merchant business credit card product. The sale of the personal credit card business will occur in July but will not materially impact earnings. The other income to average assets ratio was 0.32% for the three months ended June 30, 2003 compared to 0.33% for the same period in 2002.

Loan fees increased $386,734 or 65.1% during the first two quarters of 2003 from the comparable period in 2002 and $183,573 or 60.1% during the second quarter of 2003 from the comparable period in 2002. The increase is due primarily to the decline in mortgage loan interest rates and the corresponding increased new loan and refinancing activity. Gains on the sale of loans for the six months ended June 30, 2003 increased $319,114 to $420,901. In addition, related mortgage servicing income increased $58,052 or 58.7% during the same period.

Financial services income increased by 21.5% or $161,219 to $910,036 for the six months ended June 30, 2003 and 17.6% or $70,414 to $470,879 for the three months ended June 30, 2003 compared to $748,817 and $400,465 for the similar periods in 2002. Financial services income is derived, in part, from trust fees, which are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $229.2 million as of June 30, 2003. Financial services income is also derived from financial planning and investment brokerage commissions.

The cash surrender value of life insurance increased by 0.4% or $7,104 to $173,187 for the six month period ended June 30, 2003 over the same period in 2002 and decreased by 11.9% to $72,453 for the three month period ended June 30, 2003 compared to the same period in 2002. Life insurance policies were purchased to offset certain benefit costs. There have been no new policies purchased since 2001.

Noninterest Expense. Noninterest expense increased by $624,557 or 9.7% to $7.1 million for the six month period ended June 30, 2003 over the same period in 2002 and increased by $410,445 or 12.2% to $3.8 million for the three month period ended June 30, 2003 over the same period in 2002. Salaries and employee benefits increased $227,982 and $428,421 for the three- and six month periods due primarily to additional staff in the financial services area. Other noninterest expenses for the six month period ended June 30, 2003 increased only $102,479 or 4.1% due to cost containment efforts.

Income Taxes. Income taxes are provided for in accordance with the comprehensive income tax allocation method which recognizes the tax effects of all income and expense transactions in each year's statement of income, regardless of the year the transactions are reported for tax purposes.

Deferred income taxes are recognized in the consolidated balance sheets for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation.

The status of the Company's income tax expense is as follows:


                                  Tax Expense        Effective Rate
                                  -----------        --------------
                               2003        2002      2003     2002
                               ----        ----      ----     ----

Six Months Ended June 30,    $895,000    $950,000    28.8%    30.6%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of June 30, 2003 the Company's basic surplus was $57.6 million or 14.7% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $81.6 million, or 20.9% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At June 30, 2003, the Bank had borrowings of $67.6 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 2003, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at June 30, 2003 was as follows:


                                                 Minimum Regulatory
                                June 30, 2003       Requirements
                                -------------    ------------------

      Leverage Capital Ratio         7.86%              4.0%
      Risk Based Ratio              14.52%              8.0%
      Tier 1 Ratio                  13.27%              4.0%

Aggregate Contractual Obligations.


                                            Payments due by period
                                      Less than      1-3        3-5      More than
Contractual Obligations     Total      1 year       years      years      5 years
(in thousands)

FHLB borrowings            $67,563     $27,925     $10,695    $19,526      $9,417
Operating leases                36          23           9          4           0
                           -------     -------     -------    -------      ------
Total                      $67,599     $27,948     $10,704    $19,530      $9,417

Financial Condition
-------------------

The Company's total assets amounted to $404.4 million at June 30, 2003 compared to $381.0 million at December 31, 2002, an increase of $23.4 million or 6.1%. The increase in total assets is primarily attributable to a decrease in cash and cash equivalents offset in part by an increase in net loans. Year on year, total assets increased $34.3 million or 9.3%. The increase in total assets from June 30, 2002 to June 30, 2003 is primarily attributable to an increase in loans of $23.7 million or 10.6% and investment securities of $9.7 million or 8.5%.

Cash and Cash Equivalents. Cash and cash equivalents were $11.4 million at June 30, 2003 compared to $16.6 million at December 31, 2002. Cash and cash equivalents decreased primarily due to a decrease in federal funds sold of $5.7 million to $403 at June 30, 2003 from $5.7 million at December 31, 2002. As of June 30, 2003, cash and cash equivalents increased $543,173 or 5.0% from $10.8 million as of June 30, 2002. The decrease in federal funds sold was caused by a decrease in deposits resulting from normal seasonal deposit outflows and funding of new loan growth.

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

Securities are classified as available for sale and they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At June 30, 2003, unrealized gains, net of taxes on securities available for sale were $2.9 million compared to unrealized gains of $2.3 million at December 31, 2002. The increase in net unrealized gains on securities available for sale resulted in a $680,461 increase in shareholders' equity.

Securities available for sale increased $8.6 million or 8.1% to $114.8 million at June 30, 2003 compared to $106.2 million at December 31, 2002. Securities available for sale increased $9.8 million or 9.3% to $114.8 million at June 30, 2003 from $105.0 million at June 30, 2002. Securities held to maturity decreased $250,997 or 7.6%, from $3.3 million at December 31, 2002 to $3.1 million at June 30, 2003. Securities held to maturity decreased $557,018 or 15.4%, from $3.6 million at June 30, 2002 to $3.1 million at June 30, 2003. The increases were primarily due to an overall investment portfolio strategy to maintain interest income revenue levels while maintaining adequate liquidity on the balance sheet.

Loans. Gross loans increased by $20.3 million or 9.0% to $246.5 million or 61.1% of total assets at June 30, 2003 as compared to $226.2 million or 59.4% of total assets at December 31, 2002. Year on year, loans increased by $23.7 million or 10.6% as of June 30, 2003, from $222.9 million or 60.2% of total assets at June 30, 2002. This increase in loans is due to the Bank's efforts to develop new lending relationships and also due to lower interest rates and the expansion of existing borrowing relationships.

Residential real estate loans increased $14.5 million, or 11.0%, to $146.2 million at June 30, 2003 from $131.7 million at December 31, 2002. Year on year, residential real estate loans increased $15.7 million, or 12.1%, to $146.2 million at June 30, 2003 from $130.5 million as of June 30, 2002. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but will, from time to time, retain fixed rate mortgages in its portfolio. The Bank has also sold and serviced $111.6 million of real estate loans and $1.0 million of commercial mortgages and has $3.2 million of loans held for sale at June 30, 2003.

Commercial loans at June 30, 2003 increased by $160,143 or 0.3% to $62.0 million from $61.8 million at December 31, 2002. Year on year, commercial loans increased by $3.4 million or 5.8%. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes to be a wide array of financially sound, small- to medium-sized businesses within its service area.

Consumer loans increased $1.7 million or 6.4% to $28.9 million at June 30, 2003 from $27.2 million at December 31, 2002. Year on year, consumer loans increased by $1.8 million or 6.7% from $27.1 million as of June 30, 2002. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, installment and VISA loans. The Bank sold its credit card portfolio of $1.2 million on July 1, 2003.

Municipal loans at June 30, 2003 increased by $3.9 million or 69.6% to $9.5 million from $5.6 million at December 31, 2002, primarily due to the Bank being successful in the loan bidding process. Year on year, municipal loans increased by $2.7 million or 40.2% from $6.8 million as of June 30, 2002.

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

A reserve percentage is assigned to each general reserve category. The determination of the reserve percentage for each category starts with the five year historical average of loan losses to loans and makes adjustments for factors such as loan volumes, trends in non-performing loans, economic and industrial conditions, credit concentrations and changes in lending policies, procedures and practices.

The specific allocation for impaired loans is determined based on a loan by loan review of impaired loans and specific loans under close monitoring by management for potential problems.

As of June 30, 2003, the Bank had impaired loans (consisting of real estate loans) totaling $1,829,265, up $356,395 or 24.2% from $1,472,870 as of
December 31, 2002. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The allowance for loan losses was $4.2 million or 1.7% of total loans as of June 30, 2003 compared to $3.7 million or 1.6% of total loans at December 31, 2002.

Deposits. Total deposits increased $2.4 million or 0.9% to $278.2 million at June 30, 2003 from $275.8 million at December 31, 2002. The increases occurred in all categories with the exception of the money market and prestige investment account categories. Savings deposits increased to $51.6 million at June 30, 2003 from $49.6 million at December 31, 2002, an increase of $2.0 million or 4.1%. NOW deposits increased to $55.8 million at June 30, 2003 from $54.4 million at December 31, 2002, an increase of $1.4 million or 2.6%. Money market deposits decreased to $20.9 million at June 30, 2003 from $23.1 million at December 31, 2002, a decrease of $2.2 million or 9.4%. Prestige investment accounts decreased to $14.3 million at June 30, 2003 from $15.1 million at December 31, 2002, a decrease of $803,160 or 5.3%. Demand deposits increased to $34.7 million at June 30, 2003 from $34.6 million at December 31, 2002, an increase of $108,156 or 0.3%. Certificates of deposit increased to $100.8 million at June 30, 2003 from $99.0 million at December 31, 2002, an increase of $1.8 million or 1.8%.

Borrowings. Total advances from the FHLB as of June 30, 2003 increased by $21.6 million to $67.6 million from $46.0 million at December 31, 2002. The continued use of borrowed funds reflects additional funding needed to support the growth in net loans and is a low cost funding alternative.

Shareholders' Equity. Shareholders' equity increased by $2.1 million or 5.5% from $38.3 million at December 31, 2002 to $40.4 million at June 30, 2003. The increase was due to cumulative earnings exceeding dividends declared and a $680,461 increase in accumulated other comprehensive income.

Off-Balance Sheet Arrangements. The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In Management's opinion, there have been no material changes in the reported market risks since December 31, 2002 as reported in Item 7A of the Annual Report on Form 10K.

Item 4:  CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II
                                   -------

Item 1:     N/A

Item 2:     N/A

Item 3:     N/A

Item 4:     Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on May 15, 2003 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Adopt the proposal to set the number of board of directors to 18. The number of votes cast with respect to this matter was as follows:

      For        Against    Abstain    Broker Non-Votes
      451,090    917        3,178      0

2. Election of six directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee               For        Withheld    Broker Non-Votes
      Arthur J. Billings    453,811    0           0
      Richard C. Carver     453,406    0           0
      Samuel G. Cohen       453,406    0           0
      Robert B. Fernald     453,811    0           0
      Stephen C. Shea       453,283    0           0
      Robert W. Spear       453,370    0           0

      The following directors' terms continued after the meeting: Blake B. Brown, Douglas A. Gott, James L. Markos, Jr., John V. Sawyer II, Paul L. Tracy, Peter A. Blyberg, Peter A. Clapp, Sandra H. Collier and Richard W. Teele.

3. Adoption of the proposal to elect Sally J. Hutchins as Clerk of the Company for the year ended December 31, 2003.

      For        Against    Abstain    Broker Non-Votes
      455,055    0          130        0

4. Ratification of the appointment of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for the fiscal year ending December 31, 2003.

      For        Against    Abstain    Broker Non-Votes
      445,981    6,198      3,006      0

5. Adoption of the proposal to transact such other business as may properly come before the meeting or any adjournment thereof.

      For        Against    Abstain    Broker Non-Votes
      455,185    0          0          0

Item 5:     Other Information

The Company's Principal Executive Officer and Principal Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended June 30, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 32.1.

Item 6:     Exhibits and Reports on Form 8-K

            A. Exhibit 31.1 Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002
            B. Exhibit 32.1 Certifications pursuant to Section 906 of the Sarbanes Oxley Act of 2002
            C.  Reports on Form 8-K

During the Registrant's fiscal quarter ended June 30, 2003, the Registrant filed one report on Form 8-K - "Disclosure of Results of Operations and Financial Condition" furnished under Item 7 and under Item 9 in satisfaction of Item 12, dated April 30, 2003.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION BANKSHARES COMPANY

                                       /s/ Peter A. Blyberg
                                       -----------------------------------
                                       Peter A. Blyberg, President and
                                       Chief Executive Officer

August 13, 2003

                                       /s/ Timothy R. Maynard
                                       -----------------------------------
                                       Timothy R. Maynard, Chief Financial
                                       Officer