Form 10-Q
period 2003-09-30
UNION BANKSHARES CO/ME
filed 2003-11-13
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
(x)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

                                     OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 0-12958

                          UNION BANKSHARES COMPANY
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                MAINE                                01-0395131
  ---------------------------------              -------------------
    (State or other jurisdiction                  (I.R.S. Employer
  of incorporation of organization)              Identification No.)

                      66 Main Street, Ellsworth, Maine
                  ----------------------------------------
                  (Address of Principal Executive Offices)

                                 (Zip Code)
                                    04605
                                 ----------

             Registrant's telephone number, including area code
                               (207) 667-2504
                               --------------

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES XXX  NO
                                                                    ---     ---

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)  YES     NO XXX
                                             ---    ---

      Indicate the number of shares outstanding of each of the issue's classes of common stock, as of the latest practicable date.

                Class                      Outstanding at October 31, 2003
  --------------------------------         -------------------------------
  (Common stock, $12.50 Par Value)                     573,529

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q


PART 1      Financial Information                                               Page No.
------      ---------------------                                               --------

  Item 1    Financial Statements (Unaudited)

            Independent Accountants' Report                                        3

            Consolidated Balance Sheets -
            September 30, 2003, September 30, 2002 and December 31, 2002           4

            Consolidated Statements of Income -
            nine months ended September 30, 2003 and September 30, 2002
            three months ended September 30, 2003 and September 30, 2002          5-6

            Consolidated Statements of Cash Flows -
            nine months ended September 30, 2003 and September 30, 2002            7

            Consolidated Statements of Changes in Shareholders' Equity -
            nine months ended September 30, 2003 and September 30, 2002            8

            Notes to Consolidated Financial Statements                            9-10

  Item 2    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                11-18

  Item 3    Quantitative and Qualitative Disclosures About Market Risk            18

  Item 4    Controls and Procedures                                              18-19


PART II     Other Information
-------     -----------------

  Item 1:   Legal Proceedings                                                     19

  Item 2:   Changes in Securities                                                 19

  Item 3:   Defaults Upon Senior Securities                                       19

  Item 4:   Submission of Matters to a Vote of Security Holders                   19

  Item 5:   Other Information                                                     19

  Item 6:   Exhibits and Reports on Form 8-K                                      19

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company


We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2003 and 2002, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
November 4, 2003

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                          September 30     September 30     December 31
                                                              2003             2002             2002
                                                          (Unaudited)      (Unaudited)      (Audited)*
                                                          ------------     ------------     -----------

ASSETS
------
Cash and due from banks                                   $ 12,008,311     $ 12,541,584     $ 10,977,028
Federal funds sold                                                 404       14,250,798        5,669,733
                                                          ------------     ------------     ------------
Cash and cash equivalents                                   12,008,715       26,792,382       16,646,761
Available for sale securities                              107,339,484      106,046,485      106,176,496
Held to maturity securities, at cost                         2,992,650        3,419,665        3,316,653
Other investment securities, at cost                         5,469,525        6,800,197        5,496,492
Loans (net of deferred fees)                               275,450,780      226,583,268      226,225,857
Less: Allowance for loan losses                              4,221,896        3,711,834        3,678,608
                                                          ------------     ------------     ------------
Net Loans                                                  271,228,884      222,871,434      222,547,249
                                                          ------------     ------------     ------------
Premises, furniture & equip, net                             5,919,066        6,114,010        6,129,058
Cash surrender value of life insurance                       8,072,908        7,690,578        7,832,370
Core deposit intangible                                        179,178          225,920          214,235
Goodwill                                                     6,305,130        6,305,130        6,305,130
Other assets                                                 6,227,587        6,050,181        6,364,457
                                                          ------------     ------------     ------------
Total Assets                                              $425,743,127     $392,315,982     $381,028,901
                                                          ============     ============     ============

LIABILITIES
-----------
Deposits:
  Demand                                                  $ 40,524,998     $ 42,087,553     $ 34,630,217
  Savings and money market                                 159,241,338      144,554,343      142,146,193
  Time                                                     102,528,270      101,353,781       98,988,284
                                                          ------------     ------------     ------------
Total Deposits                                             302,294,606      287,995,677      275,764,694
                                                          ------------     ------------     ------------
Borrowed funds                                              60,225,203       47,834,479       45,959,829
Sweep repurchase agreements                                 15,690,032       11,208,874       13,063,631
Accrued expenses & other liabilities                         7,491,159        7,248,023        7,922,352
                                                          ------------     ------------     ------------
Total Liabilities                                          385,701,000      354,287,053      342,710,506
                                                          ------------     ------------     ------------

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $12.50 par value. Authorized
 1,200,000 shares, issued 582,394 shares
 in 2003 and 2002.                                           7,279,925        7,279,925        7,279,925
Surplus                                                      4,039,615        3,963,116        4,024,564
Retained Earnings                                           28,061,163       25,163,437       25,744,448
Accumulated Other Comprehensive Income
 Net Unrealized Gain on Securities Available for Sale        1,769,787        2,157,602        2,250,696
 Minimum pension liability adjustment                         (326,168)               0         (326,168)
Less:  Treasury Stock (9,572 shares as of
 September 30, 2003; 7,562 shares as of
 September 30, 2002; and 8,256 shares as of
 December 31, 2002)                                            782,195          535,151          655,070
                                                          ------------     ------------     ------------
Total Shareholders' Equity                                  40,042,127       38,028,929       38,318,395
                                                          ------------     ------------     ------------
Total Liabilities & Shareholders' Equity                  $425,743,127     $392,315,982     $381,028,901
                                                          ============     ============     ============

* Refer to the Company's Annual Report on Form 10K for the year ended December 31, 2002.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                     Nine Months Ended - September 30,
                                                     ---------------------------------
                                                           2003            2002
                                                           ----            ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and Fees on Loans                            $11,306,837     $11,958,985
  Interest and Fees on Municipal Loans and Bonds            673,123         757,833
  Interest and Dividends on Securities                    3,673,078       3,754,884
  Interest on Federal Funds Sold                             13,509          54,750
  Amortization & Accretion - Net                           (693,167)       (453,934)
                                                        -----------     -----------
      Total Interest and Dividend Income                 14,973,380      16,072,518
                                                        -----------     -----------

INTEREST EXPENSE
----------------
  Interest on Deposits                                    2,579,299       3,505,645
  Interest on Funds Purchased/Borrowed                    1,853,231       1,908,414
                                                        -----------     -----------
      Total Interest Expense                              4,432,530       5,414,059
                                                        -----------     -----------

NET INTEREST INCOME                                      10,540,850      10,658,459
-------------------
  Provision for Loan Losses                                 315,000         270,000
                                                        -----------     -----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION            10,225,850      10,388,459
                                                        -----------     -----------

NONINTEREST INCOME
------------------
  Net Securities Gains                                      147,313          20,503
  Exchange, Commission & Fees                             1,034,033       1,020,939
  Financial Services Income                               1,375,657       1,164,221
  Loan Department Income                                  1,394,397         887,869
  Visa Income                                               340,941         720,751
  Other Income                                              634,335         481,520
                                                        -----------     -----------
      Total Noninterest Income                            4,926,676       4,295,803
                                                        -----------     -----------

NONINTEREST EXPENSE
-------------------
  Salaries and Employee Benefits                          5,880,022       5,187,430
  Building Maintenance & Operations                         788,163         663,217
  FDIC Insurance                                             43,953          45,212
  Other Expenses                                          3,678,106       3,903,266
                                                        -----------     -----------
      Total Noninterest Expense                          10,390,244       9,799,125
                                                        -----------     -----------

INCOME BEFORE TAXES                                       4,762,282       4,885,137
-------------------
  Income Taxes                                            1,442,000       1,465,000
                                                        -----------     -----------

NET INCOME                                              $ 3,320,282     $ 3,420,137
                                                        ===========     ===========

Weighted Average Shares                                     573,446         576,416

Per Share Data:
  Net Income                                                  $5.79           $5.93
  Dividends Declared                                          $1.75           $1.65

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                     Three Months Ended-September 30,
                                                     --------------------------------
                                                           2003            2002
                                                           ----            ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and Fees on Loans                            $3,893,838      $3,977,015
  Interest and Fees on Municipal Loans and Bonds           225,349         243,149
  Interest and Dividends on Securities                   1,184,403       1,290,683
  Interest on Federal Funds Sold                               309          25,727
  Amortization & Accretion - Net                          (234,286)       (147,609)
                                                        ----------      ----------
      Total Interest and Dividend Income                 5,069,613       5,388,965
                                                        ----------      ----------

INTEREST EXPENSE
----------------
  Interest on Deposits                                     800,714       1,122,479
  Interest on Funds Purchased/Borrowed                     629,300         684,575
                                                        ----------      ----------
      Total Interest Expense                             1,430,014       1,807,054
                                                        ----------      ----------

NET INTEREST INCOME                                      3,639,599       3,581,911
-------------------
  Provision for Loan Losses                                105,000          90,000
                                                        ----------      ----------

NET INTEREST INCOME AFTER LOAN LOSS PROVISION            3,534,599       3,491,911
                                                        ----------      ----------

NONINTEREST INCOME
------------------
  Net Securities Gains                                           0          26,947
  Exchange, Commission & Fees                              358,604         372,322
  Financial Services Income                                465,621         415,404
  Loan Department Income                                   413,999         294,205
  Visa Income                                              113,229         369,414
  Other Income                                              78,472         157,246
                                                        ----------      ----------
      Total Noninterest Income                           1,429,925       1,635,538
                                                        ----------      ----------

NONINTEREST EXPENSE
-------------------
  Salaries and Employee Benefits                         1,954,506       1,690,335
  Building Maintenance & Operations                        248,744         218,453
  FDIC Insurance                                            10,397          10,658
  Other Expenses                                         1,099,981       1,427,620
                                                        ----------      ----------
      Total Noninterest Expense                          3,313,628       3,347,066
                                                        ----------      ----------

INCOME BEFORE TAXES                                      1,650,896       1,780,383
-------------------
  Income Taxes                                             547,000         515,000
                                                        ----------      ----------

NET INCOME                                              $1,103,896      $1,265,383
                                                        ==========      ==========

Weighted Average Shares                                    573,133         575,439

Per Share Data:
  Net Income                                                 $1.93           $2.20
  Dividends Declared                                           .60           $ .55

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 2003 and 2002
                                 (Unaudited)


                                                                                2003             2002
                                                                                ----             ----

Net Cash Flows Provided by Operating Activities:
------------------------------------------------
  Net Income                                                                $  3,320,282     $  3,420,137
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                              562,256          611,340
      Provision for loan losses                                                  315,000          270,000
      Gain on sale of equipment                                                        0             (953)
      Net securities gains                                                      (147,313)         (20,503)
      Net( increase)/decrease in other assets                                    151,138       (1,239,341)
      Net increase/(decrease) in other liabilities                              (431,193)       1,381,489
      Net amortization of premium (accretion of discount) on investments         693,167          453,934
      Net increase/(decrease) in deferred loan origination fees                  122,425          (11,258)
     Origination of loans held for sale                                      (39,351,981)     (26,989,162)
     Proceeds from loans held for sale                                        46,597,334       27,215,510
                                                                            ------------     ------------
     Total adjustments                                                         8,510,833        1,671,056
                                                                            ------------     ------------
  Net cash provided by operating activities                                   11,831,115        5,091,193
                                                                            ------------     ------------

Cash Flows From Investing Activities:
-------------------------------------
    Purchase of securities available for sale                                (46,091,983)     (31,145,310)
    Purchase of securities held to maturity                                            0         (102,004)
    Proceeds from sales of securities available for sale                       6,569,072        7,264,765
    Proceeds from sales of equipment                                                   0            1,000
    Proceeds from calls or maturities of securities available for sale        32,056,527       15,179,256
    Proceeds from maturities of securities held to maturity                      315,000          200,000
    Net increase in loans to customers                                       (51,306,616)     (15,128,605)
    Capital expenditures                                                        (317,207)        (317,635)
                                                                            ------------     ------------
  Net cash used in investing activities                                      (58,775,207)     (24,048,533)
                                                                            ------------     ------------
Cash Flows From Financing Activities:
-------------------------------------
    Net increase/(decrease) in other borrowed funds                            2,626,401         (926,524)
    Net increase in advances from FHLB                                        14,265,374        5,876,838
    Net increase in demand, savings and money market accounts                 22,989,926       24,610,479
    Net increase/(decrease) in time deposits                                   3,539,986       (4,521,928)
    Purchase of treasury stock                                                  (328,307)        (345,989)
    Proceeds from sale of treasury stock                                         216,233          143,236
    Dividends paid                                                            (1,003,567)        (952,122)
                                                                            ------------     ------------
  Net cash provided by financing activities                                   42,306,046       23,883,990
                                                                            ------------     ------------

Net increase/(decrease) in cash and cash equivalents                          (4,638,046)       4,926,650
Cash and cash equivalents at beginning of year                                16,646,761       21,865,732
                                                                            ------------     ------------
Cash and cash equivalents at end of period                                  $ 12,008,715     $ 26,792,382
                                                                            ============     ============

In 2002, the Company transferred $113,174 from the Loans Held for Sale portfolio to the loan portfolio.

In 2003, the Company transferred $2,187,556 from the Loans Held for Sale portfolio to the loan portfolio.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Nine months ended September 30, 2003 and 2002
(Unaudited)


                                                                                                       ACCUMULATED
                                                                                                          OTHER          SHARE-
                                                COMMON                     TREASURY      RETAINED     COMPREHENSIVE     HOLDERS'
                                                STOCK        SURPLUS        STOCK        EARNINGS         INCOME         EQUITY
                                              -----------------------------------------------------------------------------------

Balance at December 31, 2001                  $7,279,925    $3,963,116    $(332,398)   $22,695,422      $  530,290    $34,136,355
Net income, nine months ended
 September 30, 2002                                    0             0            0      3,420,137               0      3,420,137
Change in net unrealized gain on available
 for sale securities, net of tax of $838,312           0             0            0              0       1,627,312      1,627,312
                                              -----------------------------------------------------------------------------------
Total comprehensive income                             0             0            0      3,420,137       1,627,312      5,047,449
Sale of 2,149 shares Treasury stock                    0             0      143,236              0               0        143,236
Repurchase of 4,812 shares Treasury stock              0             0     (345,989)             0               0       (345,989)
Cash dividends declared                                0             0            0       (952,122)              0       (952,122)
                                              -----------------------------------------------------------------------------------
Balance at September 30, 2002                 $7,279,925    $3,963,116    $(535,151)   $25,163,437      $2,157,602    $38,028,929
                                              -----------------------------------------------------------------------------------

Balance at December 31, 2002                  $7,279,925    $4,024,564    $(655,070)   $25,744,448      $1,924,528    $38,318,395
Net income, nine months ended
 September 30, 2003                                    0             0            0      3,320,282               0      3,320,282
Change in net unrealized gain on available
 for sale securities, net of tax benefit
 of $247,742                                           0             0            0              0        (480,909)      (480,909)
                                              -----------------------------------------------------------------------------------
Total comprehensive income                             0             0            0      3,320,282        (480,909)     2,839,373
Sale of 2,569 shares Treasury stock                    0        15,051      201,182              0               0        216,233
Repurchase of 3,885 shares Treasury stock              0             0     (328,307)             0               0       (328,307)
Cash dividends declared                                0             0            0     (1,003,567)              0     (1,003,567)
                                              -----------------------------------------------------------------------------------
Balance at September 30, 2003                 $7,279,925    $4,039,615    $(782,195)   $28,061,163      $1,443,619    $40,042,127
                                              ===================================================================================

                   Union Bankshares Company and Subsidiary
                   ---------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A)  Basis of Presentation
     ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of September 30, 2003 and 2002 and for the three- and nine month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(C)  Intangible Assets
     -----------------

The Company has goodwill with a carrying amount of $6,305,130 as of September 30, 2003 and 2002, respectively and as of December 31, 2002.
Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


                                       September 30, 2003    September 30, 2002    December 31, 2002
                                       ------------------    ------------------    -----------------

      Core deposit intangible, cost         $323,000              $323,000              $323,000
      Accumulated amortization               143,822                97,080               108,765
                                            --------              --------              --------
      Core deposit intangible, net          $179,178              $225,920              $214,235

Amortization expense related to the core deposit intangible amounted to $35,057 for the nine month periods ended September 30, 2003 and 2002. Amortization expense amounted to $11,686 for the three month periods ended September 30, 2003 and 2002. The expected amortization expense is estimated to be $46,744 per year through 2006 and $27,259 in 2007.

(D)  Comprehensive Income
     --------------------

Total comprehensive income (loss) was $(57,474) and $2,926,793 for the three months ended September 30, 2003 and 2002, respectively, and $2,839,373 and $5,047,449 for the nine months ended September 30, 2003 and 2002, respectively.

(E)  Regulatory Agencies
     -------------------

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Financial Institutions of the State of Maine.

(F)  Recent Accounting Developments
     ------------------------------

In 2003, FASB issued Statement of Financial Accounting Standards (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

The amendment requires contracts with comparable characteristics to be accounted for similarly. This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows and amends certain other existing pronouncements.

SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not affect the Company's consolidated financial condition and results of operations.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The requirements of this Statement apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. This Statement is not expected to have a material effect on the Company's consolidated financial statements.

(G)  Stock Repurchase Plan
     ---------------------

On April 9, 2003, the Board of Directors voted to reauthorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. Any purchases are intended to make appropriate adjustments to the Company's capital structure, including meeting share requirements related to employee stock purchase plans and for general corporate purposes. The Company repurchased 461 shares as part of this plan during the third quarter of 2003 at an average price of $87.00 and has repurchased 3,885 shares at an average price of $84.85 in 2003.

(H)  Reclassification
     ----------------

Certain items from the prior year were reclassified on the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION

---------------------------------------------------------------------------
----

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

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at September 30, 2003 to December 31, 2002, and the results of operations for the three- and nine months ended September 30, 2003, compared to the same periods in 2002. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

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

Net Income. Net income for the first three quarters of 2003 was $3,320,282, or $5.79 per share, a 2.9% decrease compared to $3,420,137, or
$5.93 per share for the first three quarters of 2002. The decrease was primarily a result of a decrease in net interest income of $117,609 and an increase in noninterest expense of $591,119 offset by an increase in noninterest income of $630,873. Net income for the third quarter of 2003 was $1,103,896, or $1.93 per share, a 12.8% decrease compared to $1,265,383 or $2.20 per share for the third quarter of 2002. The decrease was primarily a result of a decrease in interest and dividend income of $319,352 and a decrease in noninterest income of $205,613 offset by a decrease in interest expense of $377,040 and a decrease in noninterest expenses of $33,438.

The following table summarizes the status of the Company's earnings and performance for the periods stated:


                                           Nine months ended
                                             September 30,
                                            2003       2002
                                            ----       ----

Earnings Per Share                        $5.79      $5.93
Return on Average Shareholders' Equity     8.96%A     9.46%B
Return on Average Assets                   0.81%A     0.91%B
Return on Average Earning Assets           0.85%A     1.00%B

A=annualized returns are: 11.95%, 1.08%, and 1.13%, respectively. B=annualized returns are: 12.61%, 1.21%, and 1.33%, respectively.

Interest and Dividend Income. Total interest and dividend income decreased by $1.1 million or 6.8% to $15.0 million for the nine month period ended September 30, 2003 from $16.1 million for the nine month period ended September 30, 2002 and decreased by $319,352 or 5.9% to $5.1 million for the three month period ended September 30, 2003 from $5.4 million for the three month period ended September 30, 2002. The decrease in interest income for the first three quarters and for the third quarter was primarily the result of lower yields on earning assets, offset in part by a higher level of loans and investments. The average balance of net loans for the nine month period ended September 30, 2003 was $238.1 million compared to $216.8 million for the nine month period ended September 30, 2002. The average tax equivalent yield on loans was 6.3% for the nine month period ended September 30, 2003 compared to 7.4% for the nine month period ended September 30, 2002. The average balance of investments for the nine month period ended September 30, 2003 was $117.9 million compared to $109.2 million for the nine month period ended September 30, 2002. The average tax equivalent yield on investments was 4.3% for the nine month period ended September 30, 2003 compared to 5.2% for the nine month period ended September 30, 2002.

Interest Expense. Total interest expense decreased by $1.0 million or 18.1% to $4.4 million for the nine month period ended September 30, 2003 from $5.4 million for the nine month period ended September 30, 2002 and decreased by $377,040 or 20.9% to $1.4 million for the three month period ended September 30, 2003 from $1.8 million for the three month period ended September 30, 2002. The decrease in interest expense for the first three quarters and for the third quarter was primarily the result of lower cost on deposits and borrowings, offset in part by a higher level of deposits and borrowings. Average interest-bearing liabilities increased by $27.9 million or 9.8% to $245.2 million for the nine month period ended September 30, 2003. Average borrowings of $67.8 million for the nine month period ended September 30, 2003 were up $12.2 million or 21.9% from September 30, 2002 levels. The average rate on interest-bearing deposits decreased 55 basis points to 1.5% for the nine month period ended September 30, 2003 from 2.0% for the nine month period ended September 30, 2002, while the average rate on borrowed funds decreased 121 basis points to 3.3% from 4.5% during the same period.

Net Interest Income. Net interest income for the nine month period ended September 30, 2003 was $10.5 million compared to $10.7 million for the nine month period ended September 30, 2002 and for each of the three months ended September 30, 2003 and September 30, 2002 was $3.6 million. The $117,609 or 1.1% decrease for the first three quarters is attributed to the $981,529 decrease in interest expense on deposits and borrowings offset in part by the $1.1 million decrease in interest and dividend income. The increase for the three months ended September 30, 2003 is attributed to the $377,040 decrease in interest expense on deposits and borrowings offset in part by the $319,352 decrease in interest and dividend income. The average tax equivalent yield on interest earning assets decreased 100 basis points to 5.6% for the nine month period ended September 30, 2003 from 6.6% for the nine month period ended September 30, 2002, while the average cost on interest-bearing liabilities decreased by 63 basis points to 1.9% for the nine month period ended September 30, 2003 from 2.5% for the nine month period ended September 30, 2002. The interest rate spread increased due to interest bearing liabilities repricing faster than interest earning assets in a period of falling interest rates.

The following table presents the effect of tax exempt income on the calculation of the net interest margin:


                                       For the nine months ended September 30, 2003
(in thousands)                                  2003                 2002
-----------------------------------------------------------------------------------

Net interest income as presented               $10,541              $10,658
Effect of tax-exempt income                        137                  304
Net interest income, tax equivalent            $10,678              $10,962

The net interest margin calculation for the nine month periods ended September 30, 2003 and 2002 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2003 and 2002).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)


                                                              Nine Months Ended September 30
                                                        2003                                  2002
                                         Average       Interest      Yield/    Average       Interest      Yield/
                                         Balance      Earned/Paid     Rate     Balance      Earned/Paid     Rate
                                                     (annualized)                          (annualized)
                                         ------------------------------------------------------------------------

Assets
------
Interest Earning Assets:
------------------------
  Securities available for sale          $114,781       $ 4,801       4.18     $105,640       $ 5,403       5.11
  Securities held to maturity               3,108           240       7.72        3,593           271       7.54
  Federal funds sold                          917            10       1.09        2,425            29       1.20
  Loans (net) (1)                         238,072        15,093       6.34      216,849        16,010       7.38
                                         --------       -------                --------       -------
Total interest earning assets             356,878       $20,144       5.64      328,507       $21,713       6.61
                                                        =======                               =======
Other nonearning assets                    37,665                                40,274
                                         --------                              --------
                                         $394,543                              $368,781
                                         ========                              ========

Liabilities
-----------
Interest Bearing Liabilities:
-----------------------------
  Savings deposits                       $122,159       $   907       0.74     $111,542       $ 1,836       1.65
  Time deposits                           101,241         2,490       2.46       99,344         2,440       2.46
  Money market accounts                    21,843           249       1.14       18,695           398       2.13
  Borrowings                               67,830         2,262       3.33       55,630         2,523       4.54
                                         --------       -------                --------       -------
Total interest bearing liabilities        313,073       $ 5,908       1.89      285,211       $ 7,197       2.52
                                                        =======                               =======
Other noninterest bearing liabilities
 & shareholders' equity                    81,470                                83,570
                                         --------                              --------
                                         $394,543                              $368,781
                                         ========                              ========

Net interest income                                     $14,236                               $14,516

Net interest rate spread                                              3.75                                  4.34

Net interest margin                                                   3.99                                  4.42

<F1>  Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the nine month period ended September 30, 2003, increased $45,000 to $315,000 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The provision for loan losses for the three month period ended September 30, 2003, increased $15,000 to $105,000 from the same period last year. The allowance for loan losses was $4.2 million or 1.5% of total loans as of September 30, 2003 and $3.7 million or 1.6% of total loans at September 30, 2002. The increase in the provision for loan losses is primarily due to the increase in the loan portfolio (in particular, the residential portfolio), general economic conditions and a sluggish local economy. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors which include, among other factors, the current loan mix and loan volume, loan growth, delinquency trends and historical net loan loss experience for each loan type. Please refer to Financial Condition - "Allowance for Loan Losses" for further details.

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

Noninterest Income. Noninterest income was $4.9 million for the nine month period ended September 30, 2003 compared to $4.3 million for the nine month period ended September 30, 2002. Noninterest income was $1.4 million for the three month period ended September 30, 2003 compared to $1.6 million for the three month period ended September 30, 2002. The $630,873 or 14.7% increase for the nine month period was the result of an increase in loan fees, financial services income and an increase in customer service fees. The $205,613 or 12.6% decrease for the three month period was the result of a decrease in customer service fees, Visa income, mortgage servicing income and cash surrender value of life insurance. The nine month increase includes a one time gain for the sale of the Company's merchant business card product and personal credit card business. The gain had no material impact to earnings.

Loan fees increased $506,528 or 57.0% during the first three quarters of 2003 from the comparable period in 2002 and $119,794 or 40.7% during the third quarter of 2003 from the comparable period in 2002. The increase is due primarily to the decline in mortgage loan interest rates and the corresponding increased new loan and refinancing activity. Gains on the sale of loans for the nine months ended September 30, 2003 increased $331,040 to $514,561.

Financial services income increased by 18.2% or $211,436 to $1.4 million for the nine months ended September 30, 2003 and 12.1% or $50,217 to $465,621 for the three months ended September 30, 2003 compared to $1,164,221 and $415,404 for the similar periods in 2002. Financial services income is derived, in part, from trust fees, which are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $227.6 million as of September 30, 2003 compared to $205.8 million as of September 30, 2002. Financial services income is also derived from financial planning and investment brokerage commissions.

Income from the cash surrender value of life insurance decreased by 3.1% or $7,762 to $240,538 for the nine month period ended September 30, 2003 over the same period in 2002 and decreased by 18.1% to $67,351 for the three month period ended September 30, 2003 compared to the same period in 2002. Life insurance policies were purchased to offset certain benefit costs. There have been no new policies purchased since 2001.

Noninterest Expense. Noninterest expenses increased by $591,119 or 6.0% to $10.4 million for the nine month period ended September 30, 2003 from the same period in 2002 and decreased by $33,438 or 1.0% to $3.3 million for the three month period ended September 30, 2003 from the same period in
2002.   Salaries and employee benefits increased $264,171 and $692,592 for the three and nine month periods, respectively, due primarily to additional
staff in the financial services area.   Other noninterest expenses
decreased $225,160 or 5.8% and $327,639 or 22.9% for the nine month period ended September 30, 2003 from the same period in 2002 and for the three month period ended September 30, 2003, respectively, due to cost containment efforts.

During 2003, several tactical moves were made to better position the Bank to focus on key growth areas for the future. Merchant card processing was outsourced with a third party and the credit card portfolio was sold to another community bank group. While revenue is negatively impacted for the short term, the Bank's cost structure will also be significantly reduced. Additionally, the Bank elected to consolidate its Jefferson branch with the Waldoboro facility to reduce the overall cost of the Bank's branch structure.

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

The status of the Company's income tax expense is as follows:


                                          Tax Expense          Effective Rate
                                          -----------          --------------
                                      2003          2002       2003     2002
                                      ----          ----       ----     ----

Nine Months Ended September 30,    $1,442,000    $1,465,000    30.3%    30.0%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of September 30, 2003 the Company's basic surplus was $57.0 million or 14.0% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $101.2 million, or 24.8% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At September 30, 2003, the Bank had borrowings of $60.2 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 2003, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at September 30, 2003 was as follows:


                                                      Minimum Regulatory
                                September 30, 2003       Requirements
                                ------------------    ------------------

      Leverage Capital Ratio           7.74%                 4.0%
      Risk Based Ratio                14.27%                 8.0%
      Tier 1 Ratio                    13.01%                 4.0%

Aggregate Contractual Obligations.


                                            Payments due by period
                                      Less than      1-3        3-5      More than
Contractual Obligations     Total       1 year      years      years      5 years
                            -----     ---------     -----      -----     ---------
(in thousands)

FHLB borrowings            $60,225     $22,855     $11,513    $15,457     $10,400
Operating leases                33          23           9          1           0
                           -------     -------     -------    -------     -------
Total                      $60,258     $22,875     $11,519    $15,458     $10,400

Financial Condition
-------------------

The Company's total assets amounted to $425.7 million at September 30, 2003 compared to $381.0 million at December 31, 2002, an increase of $44.7 million or 11.7%. The increase in total assets is primarily attributable to an increase in net loans offset by a decrease in cash and cash equivalents. Year on year, total assets increased $33.4 million or 8.5%. The increase in total assets from September 30, 2002 to September 30, 2003 is primarily attributable to an increase in net loans of $48.4 million or 21.7% offset in part by a decrease in cash and cash equivalents of $14.8 million or 55.2%.

Cash and Cash Equivalents. Cash and cash equivalents were $12.0 million at September 30, 2003 compared to $16.6 million at December 31, 2002. Cash and cash equivalents decreased primarily due to repayments of federal funds sold of $5.7 million to $404 at September 30, 2003 from $5.7 million at December 31, 2002. As of September 30, 2003, cash and cash equivalents decreased $14.8 million or 55.2% from $26.8 million as of September 30, 2002. The decrease in federal funds sold was caused by a decrease in deposits resulting from normal seasonal deposit outflows and funding of new loan growth.

Securities. The Bank manages its securities portfolio to provide a source of both liquidity and earnings. The Bank's asset/liability committee develops an investment policy based upon the Bank's operating needs and market circumstances. The investment policy is reviewed and approved annually by the Board of Directors in terms of its objectives, investment guidelines and consistency with overall Bank performance and risk management goals. The asset/liability committee is responsible for reporting and monitoring compliance with the investment policy. Reports are provided to the Board of Directors on a regular basis.

Securities are classified as available for sale and they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At September 30, 2003, net unrealized gains, net of taxes on securities available for sale were $1.8 million compared to net unrealized gains of $2.3 at December 31, 2002. The decrease in net unrealized gains on securities available for sale resulted in a $480,909 decrease in shareholders' equity.

Securities available for sale increased $1.1 million or 1.1% to $107.3 million at September 30, 2003 compared to $106.2 million at December 31, 2002. Securities available for sale increased $1.3 million or 1.2% to $107.3 million at September 30, 2003 from $106.0 million at September 30, 2002. Securities held to maturity decreased $324,003 or 9.8%, from $3.3 million at December 31, 2002 to $3.0 million at September 30, 2003. Securities held to maturity decreased $427,015 or 12.5%, from $3.4 million at September 30, 2002 to $3.0 million at September 30, 2003.

Loans. Gross loans increased by $49.1 million or 21.7% to $275.4 million or 64.7% of total assets at September 30, 2003 as compared to $226.3 million or 59.4% of total assets at December 31, 2002. Year on year, gross loans increased by $48.8 million or 21.5% as of September 30, 2003, from $226.6 million or 57.8% of total assets at September 30, 2002. This increase in loans is due to the Bank's efforts to develop new lending relationships and also due to lower interest rates and the expansion of existing borrowing relationships.

Residential real estate loans increased $44.8 million, or 34.0%, to $176.5 million at September 30, 2003 from $131.7 million at December 31, 2002. Residential real estate loans increased $43.1 million, or 32.3% to $176.5 million at September 30, 2003 from $133.4 million as of September 30, 2002. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but during 2003 has also elected to retain a large percentage of fixed rate mortgages as part of an overall asset/liability strategy to retain loans. The Bank has also sold and serviced $104.6 million of real estate loans and $1.0 million of commercial mortgages for the nine months ended September 30, 2003 and has $362,900 of loans held for sale as of September 30, 2003.

Commercial loans at September 30, 2003 increased by $366,054 or 0.6% to $62.2 million from $61.8 million at December 31, 2002. As of September 30, 2003, commercial loans increased by $1.6 million or 2.6% from September 30, 2002. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes to be a wide array of financially sound, small- to medium-sized businesses within its service area.

Consumer loans increased by $505,939 or 1.9% to $27.7 million at September 30, 2003 from $27.2 million at December 31, 2002. As of September 30, 2003, consumer loans increased by $161,560 or 0.6% from $27.5 million from September 30, 2002. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, home equity and installment loans. The Bank sold its credit card portfolio of $1.2 million on July 1, 2003.

Municipal loans at September 30, 2003 increased by $3.4 million or 60.9% to $9.0 million from $5.6 million at December 31, 2002, primarily due to the Bank being successful in the loan bidding process. As of September 30, 2003, municipal loans increased by $3.9 million or 77.3% from $5.1 million from September 30, 2002.

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

As of September 30, 2003, the Bank had impaired loans (consisting of real estate loans) totaling $1,771,024, up $298,154 or 20.2% from $1,472,870 as of December 31, 2002. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The allowance for loan losses was $4.2 million or 1.5% of total loans as of September 30, 2003 compared to $3.7 million or 1.6% of total loans at December 31, 2002.

Deposits. Total deposits increased $26.5 million or 9.6% to $302.3 million at September 30, 2003 from $275.8 million at December 31, 2002 primarily due to seasonal inflows and market growth. The increases occurred in all categories. Savings deposits increased to $54.8 million at September 30, 2003 from $49.6 million at December 31, 2002, an increase of $5.2 million or 10.6%. NOW deposits increased to $65.8 million at September 30, 2003 from $54.4 million at December 31, 2002, an increase of $11.4 million or 20.9%. Money market deposits remained flat at September 30, 2003 from December 31, 2002. Prestige investment accounts increased to $15.5 million at September 30, 2003 from $15.1 million at December 31, 2002, an increase of $467,012 or 3.1%. Demand deposits increased to $40.5 million at September 30, 2003 from $34.6 million at December 31, 2002, an increase of $5.9 million or 17.0%. Certificates of deposit increased to $102.5 million at September 30, 2003 from $99.0 million at December 31, 2002, an increase of $3.5 million or 3.6%.

Borrowings. Total advances from the FHLB as of September 30, 2003 increased by $14.2 million to $60.2 million from $46.0 million at December 31, 2002. The continued use of borrowed funds reflects additional funding needed to support the growth in net loans and is a low cost funding alternative.

Shareholders' Equity. Shareholders' equity increased by $1.7 million or 4.5% from $38.3 million at December 31, 2002 to $40.0 million at September 30, 2003. The increase was due to cumulative earnings exceeding dividends declared and a $480,909 decrease in accumulated other comprehensive income.

Off-Balance Sheet Arrangements. In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 2003, and September 30, 2002, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                                 September 30
                                                                (000's omitted)
                                                               2003      2002
                                                               ----      ----

1.  Unused Commitments:
    -------------------

    A.  Revolving, open-end lines secured by
         1-4 family residential properties,
         e.g., Home Equity lines                              $13,001    $ 8,687
    B.  Credit card lines                                           0      6,347
    C.  Secured real estate loans                              17,541     15,155
    D.  Lines of Credit, Reserve Checking, Municipal Loans     22,224     23,869

2.  Financial Standby Letters of Credit:                          532        217
    ------------------------------------

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In Management's opinion, there have been no material changes in the reported market risks since December 31, 2002 as reported in Item 7A of the Company's Annual Report on Form 10K.

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

                                   PART II
                                   -------

Item 1:  None

Item 2:  None

Item 3:  None

Item 4:  None

Item 5:  Other Information

The Company's Principal Executive Officer and Principal Financial Officer have furnished statements relating to its Form 10-Q for the quarter ended September 30, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as Exhibit 32.1.

Item 6:  Exhibits and Reports on Form 8-K

         (A)  Exhibits

              Exhibit 31.1  Rule 13a - 14 (a)/15d - 14(a) Certifications
              Exhibit 32.1  Section 1350 Certifications

         (B)  Reports on Form 8-K

During the Registrant's fiscal quarter ended September 30, 2003, the Registrant furnished one report on Form 8-K - "Disclosure of Results of Operations and Financial Condition" furnished under Item 7 and under Item 9 in satisfaction of Item 12, dated July 24, 2003.

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

                                       UNION BANKSHARES COMPANY

                                       /s/ Peter A. Blyberg
                                       ------------------------------------
                                       Peter A. Blyberg, President and
                                        Chief Executive Officer

November 12, 2003

                                       /s/ Timothy R. Maynard
                                       ------------------------------------
                                       Timothy R. Maynard, Chief Financial
                                        Officer

                                Exhibit Index

Exhibit Number     Description

31.1               Rule 13a-14(a) / 15d-14(a) Certifications

32.1               Section 1350 Certifications