Form 10-K
period 2003-12-31
UNION BANKSHARES CO/ME
filed 2004-03-30
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549
                                  FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES            NO   XXX
      ---           ---

The aggregate market closing value of the voting stock held by non-affiliates of the registrant as of June 30, 2003, was approximately $48,206,429.

572,409 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding on February 27, 2004.

Documents incorporated by reference in this report:
---------------------------------------------------

Proxy Statement, to be dated April 19, 2004, for 2004 annual meeting to be held May 20, 2004 pursuant to Regulation 14A of the General Rules and Regulations of the Commission, incorporated by reference into Part III of this report. 2003 Annual Report to Shareholders pursuant to Rule 14a-3(b) incorporated by reference to Parts I, II and IV of this report.

                          UNION BANKSHARES COMPANY
                          ------------------------

                             INDEX TO FORM 10-K
                             ------------------

PART I                                                             Page No.
--------

Item 1:   Business                                                  1-14
Item 2:   Properties                                               14-15
Item 3:   Legal Proceedings                                           15
Item 4:   Submission of Matters to a Vote of Security Holders         15

PART II
-------

Item 5:   Market for Registrant's Common Equity and Related
           Stockholder Matters                                     15-16
Item 6:   Selected Financial Data                                     16
Item 7:   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        16
Item 7A:  Quantitative and Qualitative Disclosures About
           Market Risk                                                16
Item 8:   Financial Statements and Supplementary Data                 17
Item 9:   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                        17
Item 9A:  Controls and Procedures                                     17

PART III
--------

Item 10:  Directors and Executive Officers of the Registrant          17
Item 11:  Executive Compensation                                      17
Item 12:  Security Ownership of Certain Beneficial Owners
           and Management                                             17
Item 13:  Certain Relationship and Related Transactions               17
Item 14:  Principal Accountant Fees and Services                      17

PART IV
-------

Item 15:  Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                             18-19

Signatures                                                            20

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

ITEM I:  Business

OVERVIEW
--------

Union Bankshares Company ("the Company") was incorporated February 3, 1984 under the laws of the State of Maine. As of February 27, 2004, the Company's securities consisted of one class of common stock ("the Common Stock"), par value of $12.50 per share, of which there were 572,409 shares outstanding held of record by 754 shareholders. The Company's only wholly owned subsidiary is Union Trust Company ("the Bank" or "Union Trust"), established in 1887. In 2000, the Company acquired Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with and into the Bank.

BUSINESS
--------

Union Bankshares Company is a one-bank holding company, organized under the laws of the State of Maine and headquartered in Ellsworth, Maine. The Company's only subsidiary is Union Trust Company . On August 31, 2000, the Company completed the acquisition of Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with and into Union Trust using the purchase method of accounting. Union Bankshares' holding company structure can be used to engage in permitted banking-related activities, either directly, through newly formed subsidiaries, or by acquiring companies already established in those activities. Union Trust Company is a full service, independent, community bank with fifteen offices located along Maine's coast, stretching from Waldoboro to Machias.

Union Trust serves the financial needs of individuals, businesses, municipalities and organizations with a full range of consumer, commercial, trust and investment, brokerage and insurance services. Now in its 116th year, Union Trust is committed to providing outstanding personalized service while maintaining and expanding its position as one of Maine's preeminent community banks.

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

Union Trust Company supports the people and communities it serves by contributing to programs that address human needs within the community. It also supports the volunteerism of the Bank's employees, directors, and retirees. Reinvesting local money locally builds strong communities. Through these programs, Union Trust is able to give back to the community it serves. During 2003, our employees contributed over 11,000 hours of volunteer time to over 200 organizations.

As customer service expectations increase, Union Trust will continue to anticipate customers' needs and pursue the appropriate strategic initiatives that will add value to our customer relationships.

The Company's Financial Services division saw a continued expansion of its business during 2003, with fee income increasing by 13.9% over 2002. This growth was primarily the result of a $26 million increase in new assets under management.

During 2003, the Federal Reserve decreased the Prime Rate by a total of
0.25 basis points. While this decrease puts continued pressure on the Bank's net interest income, it did spur consumers to apply for mortgages and to refinance existing mortgages. The number of mortgages closed in 2003 was a record high for the Bank, a 34.3% increase over 2002. The Bank's mortgage business in 2003 included residential purchases, construction, commercial, home equity and refinances.

At the end of 2003, we announced a management reorganization aimed at targeting our efforts more effectively on key growth opportunities. Two banking regions were established, one encompassing Hancock and Washington Counties and the other Knox, Lincoln and Waldo Counties. A senior regional manager was appointed for each region and given responsibility for planning, marketing and business development in their respective areas. This structure allows decision making to be closer to the customer and recognizes the reality that Mid-Coast and Down East Maine, while geographically proximate, are very different markets, representing different challenges.

The Bank competes actively with other commercial banks and other financial institutions in its service areas. Strong competition exists among commercial banks in efforts to obtain new deposits, in the scope and type of services offered, in interest rates on time deposits and interest rates charged on loans, and in other aspects of banking. In Maine, savings banks are major competitors of commercial banks as a result of broadened powers granted to savings banks. In addition, the Bank, like other commercial banks, encounters substantial competition from other financial institutions and other entities engaged in the business of either making loans or accepting deposit accounts, such as savings and loan associations, credit unions, insurance companies, certain mutual funds, and certain governmental agencies. Furthermore, large out-of-state banks and other financial services providers are active in servicing customers in the Bank's market area.

As of December 31, 2003, the Bank employed 172 employees of which 12 employees were part time. The Company has no employees.

SUPERVISION AND REGULATION
--------------------------

The business in which the Company and its subsidiary, the Bank, are engaged is subject to extensive supervision, regulation and examination by various federal and state bank regulatory agencies, including the Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC") and the Maine Bureau of Financial Institutions (hereinafter the "MBF" or "Superintendent"). The supervision, regulation and examination to which the Company and the Bank are subject are intended primarily to protect depositors and other customers or are aimed at carrying out broad public policy goals, and not necessarily for the protection of shareholders.

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

Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A or 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became
subject to Regulation W on July 1, 2003.   All other covered affiliate
transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more that the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

The BHC Act prohibits a BHC from acquiring substantially all the assets of a bank or acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, or merging or consolidating with any BHC without prior FRB approval. Unless a BHC becomes a "financial holding company" (an "FHC") under the Gramm-Leach-Bliley Act ("GLBA"), as discussed below, the BHC Act also prohibits a BHC from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or BHC and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities the FRB determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In addition, Maine law requires approval by the Superintendent prior to acquisition of more than 5% of the voting shares of a Maine financial institution or any financial institution holding company which controls a Maine financial institution. The Superintendent also must approve acquisition by a Maine financial institution holding company of more than 5% of a financial institution or financial institution holding company domiciled outside of the State of Maine.

The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit BHCs that qualify and elect to be treated as FHCs to engage in a range of financial activities broader than would be permissible for traditional BHCs that have not elected to be treated as FHCs. "Financial activities" is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

A BHC that elects to be treated as an FHC may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the FRB which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. The Company became a FHC in 2003.

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

Capital Requirements
--------------------

Footnote #15 on pages 46 and 47 of the Company's 2003 Annual Report to Shareholders, regarding compliance with capital requirements is incorporated herein by reference.

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

At December 31, 2003, the Company's total risk-based capital ratio and leverage ratio were, and its management expects these ratios to remain, in excess of regulatory requirements.

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

At December 31, 2003, the Company and the Bank were deemed to be well capitalized for the above purposes. The federal bank regulatory agencies may raise capital requirements applicable to banking organizations beyond current levels. The Company is unable to predict whether higher capital requirements will be imposed and, if so, at what levels and on what schedules. Therefore, the Company cannot predict what effect such higher requirements may have on it.

Other Regulatory Requirements
-----------------------------

Activities and Investments of Insured State-Chartered Banks. FDIC insured, state-chartered banks, such as the Bank, are also subject to similar restrictions on their business and activities. Section 24 of the Federal Deposit Insurance Act (FDIA), generally limits the activities as principal and equity investments of FDIC-insured, state-chartered banks to those activities that are permissible to national banks. In 1999, the FDIC substantially revised its regulations implementing Section 24 of the FDIA to ease the ability of state-chartered banks to engage in certain activities not permissible for national banks, and to expedite FDIC review of bank applications and notices to engage in such activities.

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

INVESTMENT ACTIVITIES
---------------------

Held To Maturity Securities
---------------------------

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years. (Dollars in thousands)

                                           December 31
                                  ------------------------------
                                   2003        2002        2001
                                   ----        ----        ----

Obligations of states &
 political subdivisions           $2,870      $3,317      $3,527
                                  ------      ------      ------
TOTAL                             $2,870      $3,317      $3,527
                                  ======      ======      ======

The table below shows the relative maturities of held to maturity securities as of December 31, 2003. (Dollars in thousands)

                                                            Held to Maturity Securities
                                                            Maturity Distribution as of
                                                                 December 31, 2003

Security Category                                     Due 1 Yr    Due 1-    Due 5-     Due After
                                                      or less     5 Yrs     10 yrs      10 Yrs
                                                      --------    ------    ------     ---------

Obligations of State and Political Subdivisions         $607      $576      $1,479      $208
Weighted Average Yield (1)                              5.23%     5.41%       4.44%     5.27%

Percent of Total Portfolio                              21.2%     20.1%       51.5%     7.2%

<F1>  Weighted Average Yields on tax exempt obligations have been computed on a tax equivalent basis.

Available For Sale Securities
-----------------------------

The following table shows the carrying value of the Company's available for sale securities and other investment securities at the end of each of the last three years. (Dollars in thousands)

                                                                        December 31
                                                           ------------------------------------
                                                              2003          2002          2001
                                                              ----          ----          ----

Mortgage backed securities                                 $ 67,958      $ 34,957      $ 38,164
US Treasury notes and other U.S. Government agencies         39,433        47,392        36,038
Obligations of states and political subdivisions             12,580        12,415        15,746
Other securities                                              8,983         5,992         4,455
                                                           --------      --------      --------
TOTAL                                                      $128,954      $100,756      $ 94,403
                                                           ========      ========      ========

The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2003 (excludes stock investments). (Dollars in thousands)

                                                               Securities Available for Sale
                                                                Maturity Distribution as of
                                                                    December 31, 2003

Security Category                                     Due 1 Yr      Due 1-      Due 5-      Due After
                                                      or less       5 Yrs       10 Yrs       10 yrs
                                                      --------      ------      ------      ---------

Mortgage Backed Securities                            $     0      $   692      $35,562      $31,704
US Treasury Notes and Other
 Government Agencies                                   13,792       24,853            0          788
Obligations of State and Political Subdivisions           595        2,039        9,827          119
Other Securities                                        3,286        5,203            0          494
                                                      -------      -------      -------      -------
TOTAL                                                 $17,673      $32,787      $45,389      $33,105
                                                      =======      =======      =======      =======

Weighted Average Yield                                   5.24%        4.61%        4.76%        5.27%
                                                      -------      -------      -------      -------

Percent of Total Portfolio:                              13.7%        25.4%        35.2%        25.7%

The Company's net unrealized gain on available for sale securities (net of tax) of $1,542,453 at December 31, 2003 is largely attributable to the current interest rate environment. The unrealized gain has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

LENDING ACTIVITIES
------------------

The following table reflects the composition of the Company's consolidated loan portfolio at the end of each of the last five years. (Dollars in thousands)

                                            2003          2002          2001          2000          1999
                                            ----          ----          ----          ----          ----

Real Estate Loans
  A.  Construction & Land
      Development                         $ 15,064      $ 14,542      $ 14,774      $ 10,710      $  7,617
  B.  Secured by Family
      Residential Properties               177,712       117,273       107,919        99,887        47,988
  C.  Secured by Non-Farm,
      Non-Residential
      Properties                            49,025        51,118        47,580        49,736        32,443

Commercial & Industrial Loans               23,837        19,461        20,476        21,002        16,222
Loans to Individuals for Household,
 Family & Other Consumer Expenditures       17,494        18,318        17,782        19,966        14,508
All Other Loans                              3,276         5,574         3,084         3,718         8,845
                                          --------      --------      --------      --------      --------
Total Gross Loans                         $286,408      $226,286      $211,615      $205,019      $127,623
                                          ========      ========      ========      ========      ========


The above data is gathered from loan classifications established by the Federal Reserve Call Report 032.

                    Maturities and Sensitivities of Loans
                        To Changes in Interest Rates
                           As of December 31, 2003
                           (Dollars in thousands)

                              Due 1 Year or Less      Due 1-5 Years (1)      Due 5 Years + (2)
                              ------------------      -----------------      -----------------

Real Estate                        $ 88,257               $108,569               $ 44,975
Commercial & Industrial              15,256                  7,127                  1,454
Consumer                             12,683                  2,607                  2,204
Municipal                             1,967                  1,231                     78
                                   --------               --------               --------
Total                              $118,163               $119,534               $ 48,711
                                   ========               ========               ========




<F1>  Real estate loans in the 1-5 category have $64,816,000 at a fixed interest rate and $43,753,000 at a variable interest rate.
      Commercial loans in the 1-5 year category have $4,012,000 at a fixed interest rate and $3,115,000 at a variable interest rate.

<F2>  Real estate and commercial loans in the 5+ category are all at fixed interest rates.

Loan Concentrations
-------------------

As of December 31, 2003 and 2002, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. There are currently no borrowers whose total indebtedness to the Bank exceeded regulatory limits at December 31, 2003.

Delinquent Loans
----------------

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing: (Dollars in thousands)

                                                             December 31,
                ----------------------------------------------------------------------------------------------------
                       2003                  2002                2001                 2000                 1999
                -----------------     ----------------     ----------------     ----------------     ---------------
                              %                    %                    %                    %                    %
                             Of                   Of                   Of                   Of                   Of
                            Total                Total                Total                Total                Total
                   Amt      Loans       Amt      Loans       Amt      Loans       Amt      Loans       Amt      Loans
                   ---      -----       ---      -----       ---      -----       ---      -----       ---      -----

Real Estate      $4,017      1.4      $5,491      2.4      $4,877      2.3      $1,054      0.5      $4,367      3.4
Installment          63      0.0         218      0.0          62      0.0          64      0.0          65      0.1
All Others           67      0.1       1,171      0.6         516      0.3         327      0.2         192      0.2
                 ------      ---      ------      ---      ------      ---      ------      ---      ------      ---
TOTAL            $4,147      1.5      $6,880      3.0      $5,455      2.6      $1,445      0.7      $4,624      3.7
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

Payments received on nonaccrual loans are recorded as reductions of principal if principal payment is doubtful. The principal amount of loans which have been placed on nonaccrual status were comprised primarily of certain real estate loans. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations.

Loans are considered to be restructured when the yield on the restructured assets is reduced below the current market rates by an agreement with the borrower. Generally this occurs when the cash flow of the borrower is insufficient to service the loan under its original terms. (Dollars in thousands)

                                                            2003        2002        2001        2000       1999
                                                            ----        ----        ----        ----       ----

Loans accounted for on a nonaccrual basis                  $1,387      $1,473      $1,823      $3,390      $437
Accruing loans contractually past due 90 days or more      $  361      $  351      $   75      $   21      $314

In accordance with the Securities and Exchange Commission Industry Guide 3
Item III. C (1), the gross interest income that would have been recorded in 2003 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $111,000. There was approximately $21,000 included in the gross interest income on non-accrual and restructured loans for 2003.

Allowance For Loan Losses
-------------------------

Analysis of the allowance for loan losses for the past five years were as follows: (Dollars in thousands)

                                                               December 31,
                                     ----------------------------------------------------------------
                                       2003          2002          2001          2000          1999
                                       ----          ----          ----          ----          ----

Balance at beginning of period:      $  3,679      $  3,453      $  3,376      $  2,629      $  2,435
Charge-offs:
  Commercial & Industrial Loans             0            43           132            55             3
  Real Estate Loans                       117           113            98             9             5
  Loans to Individuals                     71           123            95           116           140
                                     --------      --------      --------      --------      --------
                                          188           279           325           180           148
                                     --------      --------      --------      --------      --------

Recoveries:
  Commercial & Industrial Loans            15            87            38             0            12
  Real Estate Loans                       370            16            19            10             0
  Loans to Individuals                     44            42            45            26           130
                                     --------      --------      --------      --------      --------
                                          429           145           102            36           142
                                     --------      --------      --------      --------      --------
  Net Charge-offs                         241           134           223           144             6
  Provision for Loan Losses               420           360           300           371           200
  Allowance on Acquired Loans               0             0             0           520             0
                                     --------      --------      --------      --------      --------
Balance at end of period             $  4,339      $  3,679      $  3,453      $  3,376      $  2,629

Average Loans Outstanding            $250,638      $218,951      $210,561      $151,924      $118,311
                                     ========      ========      ========      ========      ========

Ratio of net charge-offs to
 average loans outstanding               .096%         .061%         .106%         .095%         .004%
                                     --------      --------      --------      --------      --------

The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. (Dollars in thousands)

                                                                      December 31,
                             --------------------------------------------------------------------------------------------------
                                    2003                2002                2001                2000                1999
                             ------------------  ------------------  ------------------  ------------------  ------------------
                                       % of                  %                   %                   %                   %
                                       Loan                Loan                Loan                Loan                Loan
                                     Categories          Categories          Categories          Categories          Categories
                                      To Total            To Total            To Total            To Total            To Total
                             Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans
                             ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------

Balance At End of Period:
Applicable To:
  Residential Real Estate    $1,248     65.3%    $  641     57.6%    $1,289     60.9%    $  647     51.6%    $  500     44.0%
  Commercial &
   Industrial                 1,386     20.5%     1,142     25.4%     1,081     31.7%     2,195     34.8%     1,846     38.1%
  Consumer                      312      7.7%       350      9.8%       115      5.4%       137      9.7%       145     11.4%
  Municipal                       0      2.8%         0      4.3%        31      1.5%        37      1.9%        88      6.5%
Identified                      824      3.7%       552      2.9%       295      0.5%       257      2.0%         0       .0%
Contingent Liabilities          456       .0%       653       .0%       323       .0%         0       .0%         0       .0%
Unallocated                     113       .0%       341       .0%       319       .0%       103       .0%        50       .0%
                             ------    -----     ------    -----     ------    -----     ------    -----     ------    -----

TOTAL                        $4,339    100.0%    $3,679    100.0%    $3,453    100.0%    $3,376    100.0%    $2,629    100.0%
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

As of December 31, 2003, the Bank had impaired loans totaling $1,387,000, which consisted of real estate loans. The fair value of the loans' collateral was used to evaluate the adequacy of the allowance for loans losses allocated to these loans.

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

At December 31, 2003, the allowance for loan losses was comprised of a specific reserve on impaired loans of $147,755, a general reserve of $4,078,000 and an unallocated reserve of $113,000.

During 2003, the Bank provided $420,000 to the allowance for loan losses, compared to $360,000 and $300,000 in 2002 and 2001, respectively. During 2003, the allowance was increased primarily because of overall loan growth, in particular, real estate loans.

DEPOSIT ACTIVITIES
------------------

The following schedule summarizes the time remaining to maturity of Certificates of Deposit $100,000 or greater at December 31, 2003. (Dollars in thousands)

                                                   Amount

                  3 Months or Less                $ 7,739
                  Over 3 Through 6                  7,325
                  Over 6 Through 12 Months          2,050
                  Over One Year                     1,819
                                                  -------
                  Total                           $18,933
                                                  =======

BORROWINGS
----------
(Dollars in thousands)

                                                                 December 31
                                  -------------------------------------------------------------------------
                                            2003                     2002                     2001
                                  -----------------------  -----------------------  -----------------------
                                                 Weighted                 Weighted                 Weighted
                                                  Average                  Average                  Average
                                  Interest Rate   Amount   Interest Rate   Amount   Interest Rate   Amount
                                  -------------  --------  -------------  --------  -------------  --------

Fixed advances                         2.50      $103,360       4.60      $44,294        4.90      $39,291
Variable advances                      5.45      $  1,666       5.37      $ 1,666        5.37      $ 2,666
Securities sold under agreement        1.45      $ 12,456       1.00      $13,064        1.45      $12,135
 to repurchase

                                      2003                            2002                            2001
                         -------------------------------  ------------------------------  ------------------------------
                           Fixed    Variable  Securities   Fixed    Variable  Securities   Fixed    Variable  Securities
                           -----    --------  ----------   -----    --------  ----------   -----    --------  ----------

<s>                      <c>         <c>       <c>        <c>        <c>       <c>        <c>        <c>       <<c>
Maximum amount           $103,360    $1,666    $15,690    $69,263    $2,666    $13,489    $52,000    $6,179    $13,948
outstanding of any
month end during
the year

Average amount           $ 58,958    $1,666    $12,597    $50,403    $2,622    $10,417    $45,500    $4,423    $10,944
outstanding during
the year

Weighted average             1.53%     2.13%     0.53%       2.95%     2.10%      1.14%      5.40%     4.53%      2.73%
interest rate for
the year

Advances at December 31, 2003 mature as follows:  (Dollars in thousands)

                  2004                  $ 78,789
                  2005                    16,193
                  2006                     2,000
                  2007                     3,139
                  Thereafter               4,905
                                        --------
                  Total                 $105,026
                                        ========

CAPITAL RATIOS
--------------

The following table presents, for the last three years, the Company's average capital expressed as a percentage of average deposits, loans, total assets, and earning assets.

                              *2003      *2002      *2001
                              -----      -----      -----

Deposits                      13.8%      13.4%      13.1%
Loans                         15.3%      16.6%      16.1%
Total Assets                   9.8%       9.8%       9.3%
Earning Assets                10.7%      10.9%      10.3%

* Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $1,542,454, $2,250,696 and $530,290 at December 31, 2003, 2002 and 2001, respectively and minimum pension liability adjustment, net of deferred taxes, of $(326,168) at December 31, 2002.

RETURN ON SHAREHOLDERS' EQUITY
------------------------------

The following table presents, for each of the last three years, the Company's return on average shareholders' equity, return on average assets, and return on average earning assets.

                                               2003       2002       2001
                                               ----       ----       ----

Return on average shareholders' equity         11.3%      12.3%      9.9%
Return on average assets                        1.1%       1.2%      0.9%
Return on average earning assets                1.2%       1.3%      1.0%

LIQUIDITY MANAGEMENT
--------------------

Liquidity management is the process by which the Company structures its liquidity to meet the cash flow requirements of its customers as well as day-to-day operating expenses. Many factors affect the Company's ability to meet its liquidity needs, including its mix of assets and liabilities, interest rates and local economic conditions.

Liquidity comes from both assets and liabilities. On the asset side of the balance sheet, prepayments and maturity of outstanding loans, investments and mortgage backed securities and the sale of mortgage loans provide liquidity. On the liability side, deposits and borrowings from Federal Home Loan Bank of Boston provide liquidity. During 2003 and 2002, the Company used its sources of funds primarily to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan originations and maintain a substantial securities portfolio.

The Company's liquidity policy currently includes requirements that the Company maintain liquidity as a percentage of total assets at a minimum of 5%. Access to Federal Home Loan Bank advances provides additional funding options if the need arises. As of December 31, 2003, the Company had a 17.1% liquidity ratio.

At December 31, 2003, the Bank's ratio of rate sensitive assets to rate sensitive liabilities at the one year horizon was 83%, its one year GAP (measurement of interest sensitivity of interest earning assets and interest bearing liabilities at a given point in time) was 93%, and $160,963,000 in assets and $194,558,000 in liabilities will be repriceable in one year. Bank earnings may be negatively affected, should interest rates fall.

In addition to the "traditional" GAP calculation," the Bank analyzes future net interest income based on budget projections including anticipated business activity, anticipated changes in interest rates and other variables, which are adjusted periodically by management to take into account current economic conditions, the current interest rate environment, and other factors.

The following table presents, as of December 31, 2003, the Bank's interest rate GAP analysis: (Dollars in thousands)

                                                   Interest Rate GAP Analysis
                                                    As of December 31, 2003
                                  ---------------------------------------------------------------
                                   0-3           4-12           1-5          Over 5
                                  Months        Months         Years         Years        Total
                                  ------        ------         -----         ------       -----

Interest earning assets
Loans:
  Real estate
  Fixed rate                     $  6,796      $ 18,973      $ 64,786      $ 44,959      $135,514
  Variable rate                    26,355        36,181        43,437           314       106,287
Commercial                         11,575         3,673         7,136         1,453        23,837
Municipal                             311         1,655         1,231            79         3,276
Consumer                            4,087         8,598         2,608         2,201        17,494
Securities available for sale      12,456        27,377        67,933        21,188       128,954
Held to maturity securities             0             0         5,815         3,386         9,201
Loans held for sale                     2             9            55           871           937
Other earning assets                    0             0             0         8,041         8,041
                                 --------      --------      --------      --------      --------
TOTAL                            $ 61,582      $ 96,466      $193,001      $ 82,492      $433,541
                                 ========      ========      ========      ========      ========




Interest bearing liabilities
Deposits:
  Savings                        $      0      $    166      $      0      $ 55,229      $ 55,395
  NOW                                   0             0             0        65,657        65,657
  Money market                     38,359             0             0             0        38,359
  Time                             30,984        37,050        29,722            78        97,834
Borrowings                         78,314        12,324        19,514         7,331       117,483
                                 --------      --------      --------      --------      --------
TOTAL                            $147,657      $ 49,540      $ 49,236      $128,295      $374,728
                                 ========      ========      ========      ========      ========

Rate sensitivity GAP             $(86,075)     $ 46,926      $143,765      $(45,803)
Rate sensitivity GAP as a
 percentage of total assets        (18.54)%       10.11%        30.97%        (9.87)%
Cumulative GAP                   $(86,075)     $(39,149)     $104,616      $ 58,813
Cumulative GAP as a
 percentage of total assets        (18.54)%       (8.43)%       22.54%        12.67%

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

The status of the Bank's sources of cash to fund its operations are as follows: (Dollars in thousands)

As of December 31,                                   2003          2002
------------------                                   ----          ----

Net cash provided from operations                  $  8,560      $  3,491
Net cash provided (used) by investing activities    (90,219)      (19,972)
Net cash provided from financing activities          79,714         1,262
                                                   --------      --------
Net increase in cash and cash equivalents          $ (1,945)     $ (5,219)
                                                   ========      ========

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

In addition to the above properties, which are owned by the Bank, the Bank leases the following properties:

      (a) The Bank leases its branch office at the Ellsworth Shopping Center, High Street, Ellsworth, Maine, from Ellsworth Shopping Center, Inc., a Maine Corporation with principal offices in Ellsworth, Maine. The current lease will expire in December of 2004.

      (b) The Bank leases its Machias office which is located on Dublin Street in Machias, Maine. The premises are owned by Hannaford Bros., Inc. of South Portland, Maine, and are leased to Gay's Super Markets, Inc., under a lease dated July 26, 1975. The Bank subleased the premises from Gay's Super Markets, Inc., under a sublease which expires in April of 2006. The Bank has the right to extend the sublease for two additional three year terms.

      (c) The Bank leases its Somesville branch office which is located on Route 102 in Somesville, Maine. The land and premises are owned by A. C. Fernald Sons, Inc., Mount Desert, Maine. The current lease expires on March 24, 2005, with an option to renew for an additional 20 years.

      (d) The Bank leases its Castine branch office located on Main Street from Michael Tonry, Castine, Maine. The current lease expires on January 31, 2005 with the right to extend the lease for an additional 1 2 year term.

      (e) The Bank leases its Bar Harbor branch office located on Cottage Street from the Swan Agency, a Maine corporation with a principal office in Bar Harbor, Maine. The current lease will expire in April of 2007.

      (f) The Bank assumed the lease of its Belfast office located on Starret Drive in Belfast on August 31, 2000 from the Waldoboro Bank FSB, who leased from Belfast Marketplace Association. The current lease expires on January 31, 2018. During 2003, a new facility was built by the current lessor on Route 3 in Belfast.

      (g) The Bank leases its Camden office which is located on Elm Street in Camden, Maine from Ellis and Catherine Cohn, Camden, Maine. The current lease expires on January 31, 2005.

All premises are considered to be in good condition and currently adequate for the purposes for which they are utilized.

ITEM 3:  LEGAL PROCEEDINGS
         -----------------

There are no material legal proceedings pending to which the Company or the Bank is a party, or of which any of their property is the subject, other than ordinary routine litigation incidental to the business.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

Not Applicable.

                                   PART II
                                   -------

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         -------------------------------------------------------------
         MATTERS
         -------

A.  MARKET INFORMATION
    ------------------

The market information required is contained in the Company's 2003 Annual Report and is incorporated herein by reference. (See Market for Common Stock, page 23.)

Item 6:  SELECTED FINANCIAL DATA
         -----------------------
         (in thousands, except for per share amounts)
         --------------------------------------------

                                                             Years Ended December 31,
                                         ----------------------------------------------------------------
                                           2003          2002          2001          2000          1999
                                           ----          ----          ----          ----          ----

SUMMARY OF OPERATIONS
Noninterest Income                       $  6,167      $  5,874      $  4,907      $  3,639      $  3,426
Noninterest Expense                        13,844        13,465        13,115        10,367         8,663
Net Interest Income                        14,135        14,006        13,085        11,176        10,169
Provision for Loan Losses                     420           360           300           371           200
Net Income                                  4,278         4,315         3,226         3,000         3,355

PER COMMON SHARE DATA
Net Income                               $   7.46      $   7.49      $   5.59      $   5.19      $   5.80
Cash Dividends Declared                      2.35          2.20          2.10          2.00          1.92
Book Value (1)                              68.29         63.13         58.19         54.67         51.50

FINANCIAL RATIOS
Return on Average Equity (1)                 11.3%         12.3%          9.9%          9.5%         11.7%
Return on Average Assets                      1.1%          1.2%          0.9%          1.0%          1.3%
Return on Average Earning Assets              1.2%          1.3%          1.0%          1.1%          1.4%
Net Interest Margin                          3.99%         4.35%         4.35%         4.58%         4.61%
Dividend Payout Ratio                        31.5%         29.4%         37.6%         38.5%         33.0%
Allowance for Loan Losses/Total Loans         .02           .02           .02           .02           .02
Non Performing Loans to Total Loans          .006          .007          .009          .017          .006
Non Performing Assets to Total Assets        .004          .004          .005          .010          .003
Efficiency Ratio                             66.6%         67.7%         70.1%         69.9%         63.7%
Loan to Deposit Ratio                        94.5%         80.7%         79.0%         83.5%         66.2%

BALANCE SHEET
Deposits                                 $298,454      $275,765      $267,907      $245,581      $192,848
Loans                                     286,408       226,286       211,615       205,019       127,623
Securities                                138,155       109,569       102,970       109,958       107,509
Shareholders' Equity (1)                   39,210        36,394        33,606        31,586        29,771
Total Assets                              464,194       381,029       362,003       348,242       257,850

<F1>  Excluding net unrealized gain (loss) net of deferred taxes on available for sale securities of $1,542,454, $2,250,696, $530,290,
      ($466,522) and ($2,128,324) at December 31, 2003, 2002, 2001, 2000
      and 1999, respectively, and minimum pension liability adjustment of ($326,168) at December 31, 2002.

The above summary should be read in conjunction with the related consolidated financial statements and notes thereto for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, and with Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2003 Annual Report is incorporated herein by reference.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The information contained in the section captioned "Quantitative and Qualitative Disclosures about Market Risk" in the Company's 2003 Annual Report is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

      (A) The financial statements required are contained in the Company's 2003 Annual Report and are incorporated herein by reference. (See item 15 (a). )

      (B) The summary of the quarterly results of operations for the years ended December 31, 2003 and 2002 are incorporated herein by reference from page 28 of the Company's 2003 Annual Report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not Applicable.

ITEM 9A:  CONTROLS AND PROCEDURES
          -----------------------

Management of the Company, including the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

                                  PART III
                                  --------

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------

The information called for by this Item (and Items 11, 12, 13 and 14 below) is incorporated by reference from the registrant's definitive Proxy Statement to be dated April 19, 2004 for its regular annual meeting of shareholders to be held May 20, 2004 where it appears under the headings "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF", "ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE", "TRANSACTIONS WITH CERTAIN RELATED PERSONS", "COMMITTEES AND BOARD MEETINGS", "COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS" AND "AUDIT FEES AND PRE-APPROVAL POLICIES".

The Company has adopted a Code of Ethics, which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for the Company. Our Code of Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K and is filed as Exhibit 14 to this annual report on Form 10-K.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

See Item 10 above.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

See Item 10 above.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

See Item 10 above.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES
          --------------------------------------

See Item 10 above.

                                   PART IV
                                   -------

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

      (a)   Financial Statements and Exhibits

            (1) The financial statements listed below are filed as part of this report; such financial statements (including report thereon and notes thereto) are included in the registrant's Annual Report to Shareholders for its fiscal year ended December 31, 2003 (a copy of which is being filed as Exhibit 13 hereto), and are incorporated herein by reference.

      Consolidated Balance Sheets
       December 31, 2003 and 2002                                        29
      Consolidated Statements of Income
       For the years ended December 31, 2003, 2002 and 2001              30
      Consolidated Statements of Changes in Shareholders' Equity
       For the years ended December 31, 2003, 2002 and 2001              31
      Consolidated Statements of Cash Flow
       For the years ended December 31, 2003, 2002 and 2001           32-33
      Notes to Consolidated Financial Statements                      34-51
      Independent Auditors Report                                        52

            (2) Financial statement schedules are omitted as they are not required or included in the Annual Report to Shareholders.

            (3)   Exhibits required by Item 601 - see Item 15(c) below.

      (b)   Reports on Form 8-K

            On October 23, 2003, the Company furnished a report of Form 8-K, dated October 21, 2003, pursuant to Item 12 to report the Company's issuance of a press release dated October 21, 2003 describing the Company's quarterly earnings and furnishing the press release as an exhibit.

      (c)   Exhibits

            *  3      Articles of Incorporation and By-laws of
                      Union Bankshares Company

            *  4      Articles of Incorporation and By-laws of Union
                      Bankshares Company (see Exhibit 3)

            *  10.1   Stock Purchase Plan for the employees of
                      Union Trust Company

            *  10.2   Deferred Compensation Agreements for the
                      Executive Officers of Union Trust Company

            *  10.3   Salary Continuation Agreements for the
                      Executive Officers of Union Trust Company

               11     Computation of earnings per share, is
                      incorporated herein by reference to Note 1 to the Consolidated Financial Statements on page 34 of the 2003 Annual Report to Shareholders attached hereto as Exhibit 13.

               13 The registrant's Annual Report to Shareholders' for its fiscal year ended December 31, 2003. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10 K annual report, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the report.

               14     Code of Ethics

               21     Subsidiaries of the Registrant

               31.1   Rule 13a-14(a)/15d-14(a) Certification of the CEO

               31.2   Rule 13a-14(a)/15d-14(a) Certification of the CFO

               32.1   Section 1350 Certification of the CEO

               32.2   Section 1350 Certification of the CFO

* Incorporated by reference into this document from the Exhibits to the Company's Form S-1, Registration Statement, initially filed on June 15, 1984, Registration No. 2-90679.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 3/29/04
UNION BANKSHARES COMPANY              UNION BANKSHARES COMPANY

By: /s/ Peter A. Blyberg              By: /s/ Timothy R. Maynard
        Peter A. Blyberg, President           Timothy R. Maynard
        and Chief Executive Officer           Senior Vice President and CFO

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: 3/29/04
UNION BANKSHARES COMPANY              UNION BANKSHARES COMPANY

By: /s/ Peter A. Blyberg              By: /s/ Timothy R. Maynard
        Peter A. Blyberg, President           Timothy R. Maynard
        And Chief Executive Officer           Senior Vice President and CFO

Date         Signature                     Name
----         ---------                     ----

3/30/04      /s/ Arthur J. Billings        Arthur J. Billings, Director
3/30/04      /s/ Peter A. Blyberg          Peter A. Blyberg, Director
3/30/04      /s/ Blake B. Brown            Blake B. Brown, Director
3/30/04      /s/ Richard C. Carver         Richard C. Carver, Director
3/30/04      /s/ Peter A. Clapp            Peter A. Clapp, Director
3/30/04      /s/ Samuel G. Cohen           Samuel G. Cohen, Director
3/30/04      /s/ Sandra H. Collier         Sandra H. Collier, Director
3/30/04      /s/ Robert B. Fernald         Robert B. Fernald, Director
3/30/04      /s/ Douglas A. Gott           Douglas A. Gott, Director
3/30/04      /s/ James L. Markos, Jr.      James L. Markos, Jr., Director
3/30/04      /s/ John V. Sawyer, II        John V. Sawyer, II, Director
3/30/04      /s/ Stephen C. Shea           Stephen C. Shea, Director
3/30/04      /s/ Robert W. Spear           Robert W. Spear, Director
3/30/04      /s/ Richard W. Teele          Richard W. Teele, Director
3/30/04      /s/ Paul L. Tracy             Paul L. Tracy, Director

                                Exhibit Index
                                -------------

Exhibit Number    Description
--------------    -----------

* 3               Articles of Incorporation and By-laws of Union Bankshares
                  Company

* 4               Articles of Incorporation and By-laws of Union Bankshares
                  Company

* 10.1            Stock Purchase Plan for the employees of Union Trust
                  Company

* 10.2 Deferred Compensation Agreements for the Executive Officers of Union Trust Company

* 10.3 Salary Continuation Agreements for the Executive Officers of Union Trust Company

  11 Computation of earnings per share, is incorporated herein by reference to Note 1 to the Consolidated Financial Statements on page 34 of the 2003 Annual Report to Shareholders attached hereto as Exhibit 13.

  13 The registrant's Annual Report to Shareholders' for its fiscal year ended December 31, 2003. This exhibit, except for those portions thereof expressly incorporated by reference into the Form 10K annual report, is furnished for the information of the Commission only and is not to be deemed "filed" as part of the report.

  14              Code of Ethics

  21              Subsidiaries of the Registrant

  31.1            Rule 13a-14(a)/15d-14(a) Certification of the CEO

  31.2            Rule 13a-14(a)/15d-14(a) Certification of the CFO

  32.1            Section 1350 Certification of the CEO

  32.2            Section 1350 Certification of the CFO

* Incorporated by reference into this document from the Exhibits to the Company's Form S-1, Registration Statement initially filed on June 15, 1984, Registration No. 2-90679.