Form 10-Q
period 2004-03-31
UNION BANKSHARES CO/ME
filed 2004-05-14
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 2004

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
  (State or other jurisdiction        (I.R.S. Employer Identification No.)
of incorporation or organization)

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
YES  XXX   NO
     ---       ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES        NO  XXX
     ---       ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 27, 2004
              -----                       -----------------------------
(Common Stock, $12.50 Par Value)                    573,127

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I     Financial Information                                   Page No.
------     ---------------------                                   --------

  Item l:  Financial Statements (Unaudited)

           Independent Accountants' Report                              3

           Consolidated Balance Sheets -                                4
           March 31, 2004, March 31, 2003, December 31, 2003

           Consolidated Statements of Income -                          5
           three months ended March 31, 2004 and March 31, 2003

           Consolidated Statements of Cash Flows -                      6
           three months ended March 31, 2004 and March 31, 2003

           Consolidated Statements of Changes in Shareholders'          7
           Equity -three months ended March 31, 2004 and
           March 31, 2003

           Notes to Consolidated Financial Statements                 8-9

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      10-17

  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk                                                 17

  Item 4:  Controls and Procedures                                     17

PART II  Other Information

  Item 1:  Legal Proceedings                                           17

  Item 2:  Changes in Securities, Use of Proceeds and Issuer
           Purchases Of Equity Securities                           17-18

  Item 3:  Defaults Upon Senior Securities                             18

  Item 4:  Submission of Matters to a Vote of Security Holders         18

  Item 5:  Other Information                                           18

  Item 6:  Exhibits and Reports on Form 8-K                            18

  Signatures                                                           19

  Exhibits                                                             20

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of March 31, 2004 and 2003, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



Berry Dunn McNeil & Parker
Portland, Maine
May 5, 2004

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                 March 31         March 31        December 31
                                                   2004             2003             2003
                                                (Unaudited)      (Unaudited)      (Audited)*
                                                -----------      -----------      -----------

ASSETS
------
Cash and due from banks                        $  8,787,190     $  9,509,659     $ 14,701,490
Federal funds sold                                      405              402                0
Cash and cash equivalents                         8,787,595        9,510,061       14,701,490
Available for sale securities, at market
 value                                          120,135,207      116,143,047      128,954,447
Held to maturity securities, at cost              2,866,849        3,068,655        2,869,750
Other investment securities, at cost              6,638,188        5,508,319        6,330,950
Assets available for sale - loans                   350,532        2,448,122          937,000
Loans (net of deferred loan fees)               279,024,607      228,448,455      286,332,778
Less:  Allowance for loan losses                  4,338,952        3,850,290        4,339,336
                                               ------------     ------------     ------------
Net Loans                                       274,685,655      224,598,165      281,993,442
                                               ------------     ------------     ------------
Premises, furniture & equipment, net              5,900,865        6,094,530        5,819,098
Cash surrender value of life insurance            8,151,567        7,933,104        8,040,950
Core deposit intangible                             155,807          202,549          167,492
Goodwill                                          6,305,130        6,305,130        6,305,130
Other assets                                      8,069,912        6,609,493        8,073,755
                                               ------------     ------------     ------------
Total Assets                                   $442,047,307     $388,421,175     $464,193,504
                                               ============     ============     ============

LIABILITIES
-----------
Deposits:
  Demand                                       $ 37,199,300     $ 32,816,787     $ 41,209,175
  Savings and money market                      147,855,854      137,176,525      159,411,067
  Time                                           96,278,364      101,719,613       97,833,521
                                               ------------     ------------     ------------
Total Deposits                                  281,333,518      271,712,925      298,453,763
                                               ------------     ------------     ------------
Advances from Federal Home Loan Bank            100,726,204       57,078,147      105,026,706
Sweep repurchase agreements                       9,496,808       12,130,633       12,456,358
Other liabilities                                 8,160,631        8,070,050        7,504,215
                                               ------------     ------------     ------------
Total Liabilities                              $399,717,161     $348,991,755     $423,441,042
                                               ============     ============     ============

SHAREHOLDERS' EQUITY
Common Stock, $12.50 par value.  (1,200,000
  authorized shares, 582,394 issued shares
  in each of 2004 and 2003)                    $  7,279,925     $  7,279,925     $  7,279,925
Surplus                                           4,056,394        4,013,064        4,056,394
Retained Earnings                                29,608,290       26,642,109       28,676,861
Accumulated Other Comprehensive Income
  Net Unrealized Gain on Securities
   Available for Sale, net of tax                 2,230,319        2,484,042        1,542,454
  Minimum pension liability adjustment,
   net of tax                                             0         (326,168)               0
Less:  Treasury Stock (10,061 shares as of
  March 31, 2004, 8,493 shares as of March
  31, 2003 and 9,614 shares as of December
  31, 2003)                                         844,782          663,552          803,172
                                               ------------     ------------     ------------
Total Shareholders' Equity                     $ 42,330,146     $ 39,429,420     $ 40,752,462
                                               ------------     ------------     ------------
Total Liabilities & Shareholders' Equity       $442,047,307     $388,421,175     $464,193,504
                                               ============     ============     ============

*     Refer to Company's Annual Report on Form 10K dated December 31, 2003.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                             Three Months Ended - March 31,
                                                             ------------------------------
                                                                  2004            2003
                                                                  ----            ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                                   $4,041,586      $3,634,505
  Interest and Fees on Municipal Loans and Bonds                  201,311         222,570
  Interest and Dividends on Securities                          1,250,898       1,218,532
  Interest on Federal Funds Sold                                        1          12,517
  Amortization & Accretion - Net                                 (130,707)       (221,161)
                                                               ----------      ----------
      Total Interest and Dividend Income                        5,363,089       4,866,963
                                                               ----------      ----------

INTEREST EXPENSE
  Interest on Deposits                                            674,083         905,644
  Interest on Funds Purchased/Borrowed                            725,537         586,637
                                                               ----------      ----------
     Total Interest Expense                                     1,399,620       1,492,281
                                                               ----------      ----------

NET INTEREST INCOME                                             3,963,469       3,374,682
  Provision for Loan Losses                                        65,001         105,000
                                                               ----------      ----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                     3,898,468       3,269,682
                                                               ----------      ----------

NONINTEREST INCOME
  Net Securities Gains                                            154,636               0
  Service Charges on Deposit Accounts                             313,451         294,693
  Financial Services Income                                       448,042         439,157
  Loan Department Income                                          226,300         495,806
  Visa Income                                                      41,491         152,617
  Other Income                                                    364,344         292,046
                                                               ----------      ----------
      Total Noninterest Income                                  1,548,264       1,674,319
                                                               ----------      ----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                                2,224,927       1,818,800
  Building Maintenance & Operations                               278,091         273,600
  FDIC Insurance                                                   22,718          22,864
  Other Expenses                                                1,039,068       1,135,277
                                                               ----------      ----------
      Total Noninterest Expense                                 3,564,804       3,250,541
                                                               ----------      ----------

INCOME BEFORE INCOME TAXES                                      1,881,928       1,693,460
  Income Taxes                                                    605,000         480,000
                                                               ----------      ----------

NET INCOME                                                     $1,276,928      $1,213,460
                                                               ==========      ==========

Weighted Average Common Shares Outstanding                        572,490         574,199
Per Share Data:
  Net Income                                                   $     2.23      $     2.11
  Cash Dividends Declared                                      $      .60      $      .55

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three Months Ended March 31, 2004 and 2003
                                 (Unaudited)

                                                               2004              2003
                                                               ----              ----

Net Cash Flows Provided by Operating Activities:
------------------------------------------------
  Net Income                                               $  1,276,928      $  1,213,460
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                             150,126           233,418
      Provision for loan losses                                  65,001           105,000
      Net securities gains                                     (154,636)                0
      Net increase in other assets                              (95,089)         (454,552)
      Net increase in other liabilities                         302,062           136,272
      Net amortization of premium on investments                 16,343           221,161
      Net increase (decrease) in deferred loan
       origination fees                                         (38,458)          (22,493)
      Origination of loans held for sale                     (3,476,726)      (17,369,525)
      Proceeds from loans held for sale                       4,063,194        23,314,674
                                                           ------------      ------------
  Net cash provided by operating activities                   2,108,745         7,377,415
                                                           ------------      ------------
Cash Flows From Investing Activities:
-------------------------------------
    Purchase of securities available for sale               (10,287,130)      (24,115,492)
    Proceeds from sales of securities available for sale     13,726,161                 0
    Proceeds from calls or maturities of securities
     available for sale                                       6,256,384         8,805,564
    Proceeds from maturities of securities held to
     maturity                                                         0           245,000
    Net (increase) decrease in loans to customers             7,281,244        (5,105,997)
    Capital expenditures                                       (231,892)         (140,960)
                                                           ------------      ------------
  Net cash provided (used) by investing activities           16,744,767       (20,311,885)
                                                           ------------      ------------
Cash Flows From Financing Activities:
-------------------------------------
    Net decrease in other borrowed funds                     (2,959,550)         (932,998)
    Net increase (decrease) in advances from FHLB            (4,300,502)       11,118,318
    Net decrease in deposits                                (17,120,246)       (4,051,769)
    Purchase of treasury stock                                 (154,462)         (131,544)
    Proceeds from sale of treasury stock                        112,852           111,636
    Dividends paid                                             (345,499)         (315,873)
                                                           ------------      ------------
  Net cash provided (used) by financing activities          (24,767,407)        5,797,770
                                                           ------------      ------------

Net decrease in cash and cash equivalents                    (5,913,895)       (7,136,700)
Cash and cash equivalents at beginning of year               14,701,490        16,646,761
                                                           ------------      ------------
Cash and cash equivalents at end of period                 $  8,787,595      $  9,510,061
                                                           ============      ============

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three months ended March 31, 2004 and 2003
(Unaudited)

                                                                                                      ACCUMULATED      TOTAL
                                                                                                         OTHER         SHARE-
                                                    COMMON                   TREASURY     RETAINED   COMPREHENSIVE    HOLDERS'
                                                    STOCK       SURPLUS       STOCK       EARNINGS       INCOME        EQUITY

Balance at December 31, 2002                      $7,279,925   $4,024,564   $(655,070)   $25,744,448   $1,924,528   $38,318,395
Net income, three months ended March 31, 2003              0            0           0      1,213,460            0     1,213,460
Change in net unrealized gain on available
 for sale securities, net of tax of $120,209               0            0           0              0      233,346       233,346
                                                  ----------   ----------   ---------    -----------   ----------   ------------
Total comprehensive income                                 0            0           0      1,213,460      233,346     1,446,806
Sale of 1,329 shares Treasury stock                        0      (11,500)    123,062             74            0       111,636
Repurchase of 1,566 shares Treasury stock                  0            0    (131,544)             0            0      (131,544)
Cash dividends declared                                    0            0           0       (315,873)           0      (315,873)
                                                  ----------   ----------   ---------    -----------   ----------   ------------
Balance at March 31, 2003                         $7,279,925   $4,013,064   $(663,552)   $26,642,109   $2,157,874   $39,429,420
                                                  ==========   ==========   =========    ===========   ==========   ===========

Balance at December 31, 2003                      $7,279,925   $4,056,394   $(803,172)   $28,676,861   $1,542,454   $40,752,462
Net income, three months ended March 31, 2004              0            0           0      1,276,928            0     1,276,928
Change in net unrealized gain on available
 for sale securities, net of tax of $354,355               0            0           0              0      687,865       687,865
                                                  ----------   ----------   ---------    -----------   ----------   ------------
Total comprehensive income                                 0            0           0      1,276,928      687,865     1,964,793
Sale of 1,285 shares Treasury stock                        0            0     112,852              0            0       112,852
Repurchase of 1,733 shares Treasury stock                  0            0    (154,462)             0            0      (154,462)
Cash dividends declared                                    0            0           0       (345,499)           0      (345,499)
                                                  ----------   ----------   ---------    -----------   ----------   ------------
Balance at March 31, 2004                         $7,279,925   $4,056,394   $(844,782)   $29,608,290   $2,230,319   $42,330,146
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

                   Union Bankshares Company and Subsidiary
                   ---------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A)   Basis of Presentation
      ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of March 31, 2004 and 2003 and for the three month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

Certain financial information which is normally included in financial statements prepared in accordance with generally accepted accounting principles, but which is not required for interim reporting purposes, has been omitted. All significant intercompany balances and transactions have been eliminated in the Company's financial statements. The accompanying consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003.

(B)   Earnings Per Share
      ------------------

Earnings per common share are computed by dividing the net income available for common stock by the weighted average number of common shares outstanding during the period.

(C)   Intangible Assets
      -----------------

The Company has goodwill with a carrying amount of $6,305,130 as of March 31, 2004 and 2003, and as of December 31, 2003. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:

                                  March 31, 2004   March 31, 2003   December 31, 2003
                                  --------------   --------------   -----------------

Core deposit intangible, cost        $323,000         $323,000          $323,000
Accumulated amortization              167,193          120,451           155,508
                                     --------         --------          --------
Core deposit intangible, net         $155,807         $202,549          $167,492

Amortization expense related to the core deposit intangible amounted to $11,686 for the three months ended March 31, 2004 and 2003. The expected amortization expense is estimated to be $46,744 per year through 2006 and $27,260 in 2007.

(D)   Regulatory Agencies
      -------------------

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Financial Institutions of the State of Maine.

(E)   Recent Accounting Developments
      ------------------------------

SFAS No. 133 Implementation Issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133," requires commitments to originate mortgage loans that will be held for sale upon origination to be accounted for as derivatives, but does not provide guidance on how the fair value of those commitments should be measured.

In March 2004, the SEC issued Staff Accounting Bulletin (SAB) No. 105, "Application of Accounting Principles to Loan Commitments," in which the staff indicated it believes loan commitments are written options and therefore should never result in the recognition of an asset under SFAS No.
133. Rather, the staff indicated lenders should initially recognize a liability for loan commitments, with the offsetting debit recognized as a derivative loss to the extent a premium is not received from the potential borrower.

The staff indicated it would not object to a registrant's recognizing loan commitments as assets provided it discontinues that practice for commitments entered into in the first reporting period beginning after March 15, 2004 and provided assets recorded on loan commitments entered into prior to that date are reversed when the related loan closes or the commitment expires.

SAB No. 105 is not expected to have a material effect on the Company's consolidated financial statements and results of operations.

(F)   Stock Repurchase Plan
      ---------------------

On April 14, 2004, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. The Company repurchased 1,733 shares as part of this plan during the first quarter of 2004 at an average price of $89 per share.

(G)   Reclassification
      ----------------

Certain items from the prior year were reclassified on the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and statement of income presentation.

(H)   Employee Benefits
      -----------------

The Company's subsidiary sponsors a noncontributory defined benefit plan covering substantially all permanent full-time employees.

The Company sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees and directors who meet minimum age and service requirements. Active employees and directors accrue benefits over a 25-year period.

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the
Plan:

      * A subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and,

      * The opportunity for a retiree to obtain a prescription drug benefit under Medicare.

The effects of the Act on the APBO or net periodic postretirement benefit cost are not reflected in these financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

Net periodic benefit cost of these plans includes the following components for the quarters ended March 31:

                                                 2004                    2003
                                         ---------------------   ---------------------
                                         Pension       Other     Pension       Other
                                         Benefits     Benefits   Benefits     Benefits
                                         --------     --------   --------     --------

Service cost                             $ 117,196    $18,230    $  87,330    $18,230
Interest cost                              113,950     24,344      102,786     24,344
Expected return on plan assets            (115,299)         0      (82,822)         0
Recognized net actuarial (gain) loss        26,078       (392)      18,367       (392)
Amortization (accretion) of
 unrecognized transition asset
 or obligation                                   0     11,400       (3,288)    11,400
Amortization of prior service cost            (637)         0         (637)         0
                                         ---------    -------    ---------    -------
Net periodic benefit cost                $ 141,288    $53,582    $ 121,736    $53,582
                                         =========    =======    =========    =======

The expected pension contribution for the Company during 2004 is $55,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATION
---------------------------------------------------------------------------

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

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at March 31, 2004 to December 31, 2003, and the results of operations for the three months ended March 31, 2004, compared to the same period in 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

Executive Summary
-----------------

During the first quarter of 2004, after tax earnings for the Bank increased by $63,468 or 5.2% over the same period last year. We were able to improve the bottom line despite some very difficult challenges which face the financial services industry. The major component of the increase was the healthy rise in net interest income due to strong asset growth since the first quarter of last year. Total loans and investments grew year on year by $54.5 million or 15.8% resulting in an increase in net interest income of $589,000 as compared to the same period in 2003. We have seen a continued pressure on net interest margins during the first quarter. We see no respite from these pressures during the remainder of this year.

Other operating income showed a not unexpected decline from last year, primarily due to a reduction in loan fees resulting from the dramatic slowdown in mortgage financing activity, which the entire market has experienced. Loan fees fell more than 50 percent from quarter to quarter. We also saw a large fall off in bankcard income for the first quarter of this year versus last year due to the sale of our credit card business during 2003. These two drop offs were foreseen and we have a number of steps underway which will generate alternative sources of fee income to make up the shortfalls on an ongoing basis. You will recall that we made the strategic decision last year to exit the credit card business since we could not compete with the large credit card companies. We feel that this was the right move but we did experience a significant decline last year in fee income as a result. For the first quarter of this year, the projected decline in fees was offset in part by gains taken on our investment portfolio. Other operating expenses increased over the same period last year as a result of some key staff additions and an overall increase in employee benefit and health care costs.

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

Net Income. Net income for the first quarter of 2004 was $1,276,928, or $2.23 per share, a 5.2% increase compared to $1,213,460, or $2.11 per share for the first quarter of 2003. The increase was primarily a result of an increase in interest and dividend income of $496,126 offset by an increase in noninterest expenses of $314,263 and a slight decrease in the provision for loan losses of $39,999.

The following table summarizes the status of the Company's earnings and performance for the periods stated:

                                               Three months ended
                                                   March 31,
                                               ------------------
                                                2004        2003
                                                ----        ----

Earnings Per Share                             2.23        2.11
Return on Average Shareholders' Equity         3.22%A      3.32%B
Return on Average Assets                       0.28%A      0.32%B
Return on Average Earning Assets               0.30%A      0.34%B

A=annualized returns are:  12.88%, 1.12% and 1.20%, respectively.
B=annualized returns are:  13.28%, 1.28% and 1.36%, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $496,126 or 10.2% to $5.4 million for the period ended March 31, 2004 from $4.9 million for the period ended March 31, 2003. The increase in interest and dividend income was primarily the result of an increase of $71.2 million in average earning assets, offset in part by lower yields of 52 basis points on those same assets. The average balance of net loans for the period ended March 31, 2004 was $279.0 million compared to $221.1 million for the period ended March 31, 2003. The average tax equivalent yield on loans was 5.9% for the period ended March 31, 2004 compared to 6.7% for the period ended March 31, 2003. The average balance of investments for the period ended March 31, 2004 was $128.9 million compared to $113.3 million for the period ended March 31, 2003. The average tax equivalent yield on investments was 4.3% for the period ended March 31, 2004 compared to 4.4% for the period ended March 31, 2003.

Interest Expense. Total interest expense decreased by $92,661 or 6.2% to $1.4 million for the period ended March 31, 2004 from $1.5 million for the period ended March 31, 2003. The decrease in interest expense was primarily the result of lower cost on deposits and borrowings due to the lower interest rate environment, offset in part by a higher level of deposits and borrowings. Average interest-bearing liabilities increased by $49.7 million or 16.6% to $350.1 million for the period ended March 31, 2004. Average borrowings of $102.8 million for the period ended March 31, 2004 increased $41.9 million or 68.8% from March 31, 2003 levels. The average rate on interest-bearing deposits decreased 42 basis points to 1.09% for the period ended March 31, 2004 from 1.51% for the period ended March 31, 2003, while the average rate on borrowed funds decreased 100 basis points to 2.82% from 3.82% during the same period.

Net Interest Income. Net interest income for the period ended March 31, 2004 was $4.0 million compared to $3.4 million for the period ended March 31, 2003. The $588,787 or 17.4% increase is attributed to the $496,126 increase in interest and dividend income and the $92,661 decrease in interest expense on deposits and borrowings. The average tax equivalent yield on interest earning assets decreased 52 basis points to 5.38% for the period ended March 31, 2004 from 5.90% for the period ended March 31, 2003, while the average cost on interest-bearing liabilities decreased by 38 basis points to 1.60% for the period ended March 31, 2004 from 1.98% for the period ended March 31, 2003. The interest rate spread decreased due to interest earning assets repricing faster than interest bearing liabilities in a period of declining interest rates.

The following table presents the tax exempt income on the calculation of the net interest margin:

                                   For the three months ended March 31, 2004
                                   -----------------------------------------
(in thousands)                                2004        2003
----------------------------------------------------------------------------

Net interest income as presented             $3,963      $3,375
Effect of tax-exempt income                     108         120
                                             ------      ------
Net interest, tax equivalent                 $4,071      $3,495

The net interest margin calculation for the three month periods ended March 31, 2004 and 2003 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2004 and 2003).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)

                                                                       March 31
                                           ----------------------------------------------------------------
                                                         2004                              2003
                                           ------------------------------    ------------------------------
                                           Average    Interest     Yield/    Average    Interest     Yield/
                                           Balance   Earned/Paid    Rate     Balance   Earned/Paid    Rate
                                           -------   -----------   ------    -------   -----------   ------
                                                     (annualized)                      (annualized)

Assets
------
Interest Earning Assets:
------------------------
  Securities available for sale            $126,080     $ 5,336     4.23     $110,007     $ 4,800     4.36
  Securities held to maturity                 2,868         222     7.74        3,267         240     7.35
  Federal funds sold                              0           0     0.00        2,338          28     1.20
  Loans (net) (1)                           278,983      16,376     5.87      221,131      14,816     6.70
                                           --------     -------     ----     --------     -------     ----
Total interest earning assets               407,931     $21,934     5.38      336,743     $19,884     5.90
                                                        =======                           =======
Other nonearning assets                      32,708                            42,614
                                           --------                          --------
                                           $440,639                          $379,357
                                           ========                          ========

Liabilities
-----------
Interest Bearing Liabilities:
-----------------------------
  Savings deposits                         $127,912     $   456     0.36     $117,207     $   756     0.65
  Time deposits                              97,488       2,072     2.13      100,304       2,592     2.58
  Money market accounts                      21,956         168     0.76       21,980         272     1.24
  Borrowings                                102,751       2,904     2.82       60,880       2,324     3.82
                                           --------     -------     ----     --------     -------     ----
Total interest bearing liabilities          350,107     $ 5,600     1.60      300,371     $ 5,944     1.98
                                                        =======                           =======
Other noninterest bearing liabilities
  & shareholders' equity                     90,532                            78,986
                                           --------                          --------
                                           $440,639                          $379,357
                                           ========                          ========

Net interest income                                     $16,334                           $13,940

Net interest rate spread                                            3.78                              3.92

Net interest margin                                                 4.00                              4.14

(1) Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the three month period ended March 31, 2004, decreased $39,999 to $65,001 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The allowance for loan losses was $4.3 million or 1.6% of total loans as of March 31, 2004 and 1.7% at March 31, 2003. The decrease in the provision for loan losses was appropriate given the overall credit quality of the portfolio and the Bank's historical loan trends. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors which include, among other factors, the current loan mix and loan volume, loan growth, delinquency trends and historical net loan loss experience for each loan type. Please refer to Financial Condition - "Allowance for Loan Losses" for further details.

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

Although management utilizes its best judgment in providing for probable losses, there can be no assurance that the Company will not have to increase its provision for possible loan losses in the future as a result of increased loan demand in the Company's primary market areas, future increases in non-performing assets or other factors, both within and outside of management's control.

Noninterest Income. Noninterest income was $1.5 million for the period ended March 31, 2004 compared to $1.7 million for the period ended March 31, 2003. The $126,055 or 7.5% decrease was primarily the result of a decrease in loan fees, offset in part by an increase in deposit service fees, financial services income and other income. The other noninterest income to average assets ratio was 0.35% for the three months ended March 31, 2004 compared to 0.43% for the same period in 2003.

Loan fees decreased $269,506 or 54.4% during the first quarter of 2004 compared to an increase of $203,161 in 2003. The decrease is due primarily to a dramatic slowdown in mortgage financing activity. As a result of 2003's growth, related mortgage servicing income increased $60,818 or 43.5% during the same period.

Financial services income increased by 2.0% or $8,885 to $448,042 for the first quarter of 2004 compared to $439,157 for the similar period in 2003. Financial services income is derived, in part, from trust fees, which are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $212.2 million as of March 31, 2004 compared to $206.5 million as of March 31, 2003. Financial services income is also derived from financial planning and investment brokerage commissions.

Income from the cash surrender value of life insurance increased by 9.8% or $9,883 to $110,617 for the first quarter of 2004 compared to $100,734 for the similar period in 2003.

Noninterest Expense. Noninterest expenses increased by $314,263 or 9.7% to $3.6 million for the period ended March 31,2004 over the same period in
2003.   Salaries and employee benefits increased $406,127, due to
additional staffing as a result of specific strategic initiatives for 2004. Other noninterest expenses decreased $96,209 or 8.5% due to cost containment results.

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

Deferred income taxes are recognized in the balance sheets for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable for the year of the calculation.

The status of the Company's income tax expense is as follows:

                                    Tax Expense           Effective Rate
                                --------------------      --------------
                                  2004        2003        2004     2003
                                  ----        ----        ----     ----

Three Months Ended March 31,    $605,000    $480,000      32.1%    28.3%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of March 31, 2004 the Company's basic surplus was $96.1 million or 20.9% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $100.1 million, or 21.8% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At March 31, 2004, the Bank had borrowings of $100.7 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At March 31, 2004, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at March 31, 2004 was as follows:

                                               Minimum Regulatory
                             March 31, 2004       Requirements
                             --------------    ------------------

  Leverage Capital Ratio          7.57%               4.0%
  Risk Based Ratio               14.54%               8.0%
  Tier 1 Ratio                   13.28%               4.0%

The Company's aggregate contractual obligations are as follows at March 31, 2004:

                                            Payments due by period
                           ---------------------------------------------------------
                                      Less than       1-3         3-5      More than
Contractual Obligations     Total       1 year       years       years      5 years
-----------------------     -----     ---------      -----       -----     ---------
                                                (in thousands)

FHLB borrowings            $100,726     $51,361     $26,990     $12,867     $9,508
Operating leases                 36          23           9           4          0
                           --------     -------     -------     -------     ------
Total                      $100,762     $51,384     $26,999     $12,871     $9,508

Financial Condition
-------------------

The Company's total assets amounted to $442.0 million at March 31, 2004 compared to $464.2 million at December 31, 2003, a decrease of $22.2 million or 4.8%. The decrease in total assets is primarily attributable to a decrease in cash and cash equivalents, a decrease in net loans and a decrease in investment securities. Year on year, total assets increased $53.6 million or 13.8%. The increase in total assets from March 31, 2003 to March 31, 2004 is primarily attributable to an increase in net loans of $50.1 million or 22.3% and an increase in investment securities of $2.8 million or 2.2%.

Cash and Cash Equivalents. Cash and cash equivalents were $8.8 million at March 31, 2004 compared to $14.7 million at December 31, 2003. Cash and cash equivalents decreased $5.9 million to $8.8 million at March 31, 2004 from $14.7 million at December 31, 2003 primarily due to higher than normal seasonal outflows and funding of new loan growth. As of March 31, 2004, cash and cash equivalents decreased $722,466 or 7.6% from $9.5 million as of March 31, 2003 to $8.8 million at March 31, 2004.

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

Securities are classified as available for sale and they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At March 31, 2004, unrealized gains, net of taxes on securities available for sale were $2.2 million compared to unrealized gains of $1.5 million at December 31, 2003. The increase in net unrealized gains on securities available for sale resulted in a $687,865 increase in shareholders' equity.

Securities available for sale decreased by $9.4 million or 7.2% to $120.5 million at March 31, 2004 compared to $129.9 million at December 31, 2003. Securities available for sale increased $1.9 million or 1.6% to $120.5 million at March 31, 2004 from $118.6 million at March 31, 2003.
Securities held to maturity decreased $2,901 or 0.1%, from $2.9 million at December 31, 2003 to $2.9 million at March 31, 2004. Securities held to maturity decreased $201,806 or 6.6%, from $3.1 million at March 31, 2003 to $2.9 million at March 31, 2004. The decreases were primarily due to funding of new loan growth with maturing investments.

Loans. Gross loans decreased by $7.3 million or 2.5% to $279.0 million or 63.1% of total assets at March 31, 2004 as compared to $286.3 million or 61.7% of total assets at December 31, 2003. Year on year, gross loans increased by $50.6 million or 22.1% as of March 31, 2004, from $228.4 million or 58.8% of total assets at March 31, 2003. This increase in loans is due to the Bank's efforts to develop new lending relationships and also due to low interest rates and the expansion of existing borrowing relationships.

Residential real estate loans decreased $9.0 million, or 4.8%, to $179.4 million at March 31, 2004 from $188.4 million at December 31, 2003. Residential real estate loans increased $44.9 million, or 33.3% to $179.4 at March 31, 2004 from $134.5 million as of March 31, 2003. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio, but during 2003 also elected to retain a large percentage of fixed rate mortgages as part of an overall asset/liability strategy to retain loans. The Bank has also sold and serviced $118.1 million of real estate loans and $1.0 million of commercial mortgages during the three months ended March 31, 2004 and has $350,532 of loans held for sale at March 31, 2004.

Commercial loans at March 31, 2004 increased by $746,597 or 1.0% to $78.0 million from $77.2 million at December 31, 2003. As of March 31, 2004, commercial loans increased by $9.9 million or 14.5% from March 31, 2003. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes to be a wide array of financially sound, small- to medium-sized businesses within its service area.

Consumer loans decreased by $56,437 or 0.3% to $17.4 million at March 31, 2004 from $17.5 million at December 31, 2003. As of March 31, 2004, consumer loans decreased by $1.4 million or 7.4% from $18.8 million from March 31, 2003. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, home equity and installment loans. The Bank sold its credit card portfolio of $1.2 million on July 1, 2003.

Municipal loans at March 31, 2004 increased by $948,141 or 29.0% to $4.2 million from $3.3 million at December 31, 2003, primarily due to the Bank being successful in the loan bidding process. As of March 31, 2004, municipal loans decreased by $2.8 million or 39.6% from $7.0 million from March 31, 2003.

Allowance for Loan Losses. The allowance for loan losses is a general allowance established by management to absorb probable loan losses as they may exist in the loan portfolio. This allowance is increased by provisions charged to operating expenses and by recoveries on loans previously charged-off. Management determines the adequacy of the allowance from independent reviews of the quality of new and existing loans, from the results of reviews of the loan portfolio by regulatory agency examiners, evaluation of past loan loss experience, the character and size of the loan portfolio, current economic conditions and other observable data.

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

As of March 31, 2003, the Bank had impaired loans (consisting of real estate loans) totaling $1,181,925, down $205,385 or 14.8% from $1,387,310 as of December 31, 2003. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The unallocated component of the allowance for loan losses represents management's view that, given the complexities of the loan portfolio, there are estimated losses that have been incurred within the portfolio but not yet specifically identified. Management has provided for these probable losses in the allowance for loan losses.

The allowance for loan losses was $4.3 million or 1.6% of total loans as of March 31, 2004 compared to $4.3 million or 1.5% of total loans at December 31, 2003.

Deposits. Total deposits decreased $17.1 million or 5.7% to $281.3 million at March 31, 2004 from $298.4 million at December 31, 2003. The decrease occurred in all of the deposit categories primarily due to normal seasonal outflows and the customers ability to withdraw deposit balances as needed. Savings deposits decreased to $51.8 million at March 31, 2004 from $55.4 million at December 31, 2003, a decrease of $3.6 million or 6.5%. NOW deposits decreased to $62.8 million at March 31, 2004 from $65.7 million at December 31, 2003, a decrease of $2.9 million or 4.4%. Money market deposits decreased to $21.5 million at March 31, 2004 from $23.8 million at December 31, 2003, a decrease of $2.3 million or 9.6%. Prestige investment accounts decreased to $11.8 million at March 31, 2004 from $14.6 million at December 31, 2003, a decrease of $2.8 million or 19.2%. Demand deposits decreased to $37.2 million at March 31, 2004 from $41.2 million at December 31, 2003, a decrease of $4.0 million or 9.7%. Certificates of deposit decreased to $96.3 million at March 31, 2004 from $97.8 million at December 31, 2003, a decrease of $1.5 million or 1.6%.

Borrowings. Total advances from the FHLB as of March 31, 2004 decreased by $4.3 million to $100.7 million from $105.0 million at December 31, 2003. The continued use of borrowed funds reflects additional funding needed to support the growth in net loans and is a low cost funding alternative.

Shareholders' Equity. Shareholders' equity increased by $1.6 million or 3.9% from $40.7 million at December 31, 2003 to $42.3 million at March 31, 2004. The increase was due to cumulative earnings exceeding dividends declared and a $687,865 increase in accumulated other comprehensive income.

Off-Balance Sheet Arrangements. In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At March 31, 2004 and 2003, the following financial instruments, whose contract amounts represent credit risk, were outstanding.

                                                             March 31
                                                          (000's omitted)
                                                          2004       2003
                                                          ----       ----

1.  Unused Commitments:

      A.  Revolving, open-end lines secured by
          1-4 family residential properties,
          e.g., Home Equity lines                       $13,631    $11,310
      B.  Credit card lines                                   0      6,343
      C.  Secured real estate loans                      17,661     11,252
      D.  Lines of Credit, Reserve Checking,
          Municipal Loans                                25,917     21,496

2.  Financial Standby Letters of Credit:                    512        206

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In Management's opinion, there have been no material changes in the reported market risks since December 31, 2003 as reported in Item 7A of the Annual Report on Form 10K.

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

                                   PART II
                                   -------

Item 1:  None

Item 2: During the three months ended March 31, 2004, the Company repurchased 1,733 shares of its common stock.

                   COMPANY PURCHASES OF EQUITY SECURITIES

                                                                                                           (d) Maximum Number
                                                                                                            (or Approximate
                                                                                  (c) Total Number of       Dollar Value) of
                                        (a) Total Number of   (b) Average Price     Shares (or Units)    Shares (or Units) that
                                               Shares                Paid         Purchased as Part of    may yet be Purchased
                                              or Units)           per Share        Publicly Announced      under the Plans or
Period                                        Purchased         (or Unit) ($)      Plans or Programs            Programs
------                                  -------------------   -----------------   --------------------   ----------------------

January 1, 2004 through January 31, 2004          760              $ 88.25                760                    18,997
February 1, 2004 through February 29, 2004        363              $ 88.99                363                    18,614
March 1, 2004 through March 31, 2004              610              $ 90.31                610                    18,004
Total                                           1,733              $ 89.13              1,733                    18,004

Item 3:  None

Item 4:  None

Item 5:  None

Item 6:  Exhibits and Reports on Form 8-K

         (A)   Exhibits

               Exhibit 31.1  Rule 13a - 14 (a)/15d - 14(a) Certifications
               Exhibit 32.1  Section 1350 Certifications

         (B)   Reports on Form 8-K

During the Registrant's fiscal quarter ended March 31, 2004, the Registrant furnished one report on Form 8-K - "Disclosure of Results of Operations and Financial Condition" under Item 12, dated February 6, 2004, reporting its issuance of a press release announcing the Company's earnings for the quarter ended December 31, 2003 and including a copy of the press release as an exhibit.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934 , the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION BANKSHARES COMPANY

May 13, 2004                           /s/ Peter A. Blyberg
                                       ------------------------------------
                                       Peter A. Blyberg, President and
                                       Chief Executive Officer

May 13, 2004                           /s/ Timothy R. Maynard
                                       ------------------------------------
                                       Timothy R. Maynard, Chief Financial
                                       Officer

                                Exhibit Index

Exhibit Number      Description

31.1                Rule 13a-14(a) / 15d-14(a) Certifications

32.1                Section 1350 Certifications