Form 10-Q
period 2004-06-30
UNION BANKSHARES CO/ME
filed 2004-08-12
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

                                     OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
                               ----------    -----------

Commission File Number 2-90679

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
YES   X   NO
    -----    -----

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2)  YES       NO   X
                                             -----    -----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at July 28, 2004
  --------------------------------          ----------------------------
  (Common stock, $12.50 Par Value)                     573,127

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART I     Financial Information                                   Page No.
------     ---------------------                                   --------

  Item l:  Financial Statements (Unaudited)

           Independent Accountants' Report                              3

           Consolidated Balance Sheets -                                4
           June 30, 2004, June 30, 2003, December 31, 2003

           Consolidated Statements of Income -                        5-6
           six months ended June 30, 2004 and June 30, 2003
           three months ended June 30, 2004 and June 30, 2003

           Consolidated Statements of Cash Flows -                      7
           six months ended June 30, 2004 and June 30, 2003

           Consolidated Statements of Changes in Shareholders'          8
           Equity - six months ended June 30, 2004 and 2003

           Notes to Consolidated Financial Statements                9-11

  Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      12-20

  Item 3:  Quantitative and Qualitative Disclosures About
           Market Risk                                                 20

  Item 4:  Controls and Procedures                                     20

PART II    Other Information
-------    -----------------

  Item 1:  Legal Proceedings                                           20

  Item 2:  Changes in Securities, Use of Proceeds and Issuer
           Purchases Of Equity Securities                           20-21

  Item 3:  Defaults Upon Senior Securities                             21

  Item 4:  Submission of Matters to a Vote of Security Holders      21-22

  Item 5:  Other Information                                           22

  Item 6:  Exhibits and Reports on Form 8-K                            22

  Signatures                                                           23

  Exhibits

                                   PART 1
                                   ------

Item 1:  FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company



We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2004 and 2003, and for the three- and six-month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is to express an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



Berry Dunn McNeil & Parker
Portland, Maine
July 30, 2004

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS


                                                     June 30          June 30        December 31
                                                       2004             2003             2003
                                                   (Unaudited)      (Unaudited)       (Audited)*
                                                   -----------      -----------      -----------

ASSETS
------
Cash and due from banks                            $ 10,878,603     $ 11,356,181     $ 14,701,490
Federal funds sold                                          406              403                0
                                                   ------------     ------------     ------------
Cash and cash equivalents                            10,879,009       11,356,584       14,701,490
                                                   ------------     ------------     ------------
Available for sale securities, at market value      129,764,004      111,524,219      128,954,447
Held to maturity securities, at cost                  2,863,949        3,065,656        2,869,750
Other investment securities, at cost                  8,068,406        5,505,954        6,330,950
Assets available for sale - loans                        69,000        3,233,141          937,000
Loans (net of deferred loan fees)                   297,515,510      246,548,604      286,332,778
Less:  Allowance for loan losses                      4,471,085        4,164,960        4,339,336
                                                   ------------     ------------     ------------
Net Loans                                           293,044,425      242,383,644      281,993,442
                                                   ------------     ------------     ------------
Premises, furniture & equipment, net                  5,839,614        6,014,880        5,819,098
Cash surrender value of life insurance                8,216,367        8,005,557        8,040,950
Core deposit intangible, net                            144,121          190,864          167,492
Goodwill                                              6,305,130        6,305,130        6,305,130
Other assets                                          8,744,320        6,813,012        8,073,755
                                                   ------------     ------------     ------------
Total Assets                                       $473,938,345     $404,398,641     $464,193,504
                                                   ============     ============     ============

LIABILITIES
-----------
Deposits:
  Demand                                           $ 39,971,649     $ 34,738,373     $ 41,209,175
  Savings and money market                          150,419,340      142,646,619      159,411,067
  Time                                               94,020,861      100,795,149       97,833,521
                                                   ------------     ------------     ------------
Total Deposits                                      284,411,850      278,180,141      298,453,763
                                                   ------------     ------------     ------------
Advances from Federal Home Loan Bank                134,662,662       67,562,583      105,026,706
Sweep repurchase agreements                           8,036,443        9,946,211       12,456,358
Other liabilities                                     6,932,074        8,279,081        7,504,215
                                                   ------------     ------------     ------------
Total Liabilities                                   434,043,029      363,968,016      423,441,042
                                                   ------------     ------------     ------------

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $12.50 par value.  Authorized
 1,200,000 shares, 570,887 shares issued and
 outstanding at June 30, 2004 and 582,394
 shares issued at June 30, 2003 and December
 31, 2003.                                            7,136,088       7,279,925         7,279,925
Surplus                                               3,976,959       4,024,564         4,056,394
Retained Earnings                                    29,668,443      27,301,436        28,676,861
Accumulated other comprehensive income (loss)
  Net Unrealized Gain (Loss) on Securities
   Available for Sale, net of tax                      (886,174)      2,931,157         1,542,454
  Minimum pension liability adjustment, net
   of tax                                                     0        (326,168)                0
Less:  Treasury stock (9,731 shares as of
 June 30, 2003 and 9,614 shares as of
 December 31, 2003)                                           0         780,289           803,172
                                                   ------------     ------------     ------------
Total Shareholders' Equity                           39,895,316      40,430,625        40,752,462
                                                   ------------     ------------     ------------
Total Liabilities & Shareholders' Equity           $473,938,345    $404,398,641      $464,193,504
                                                   ============     ============     ============

*     Refer to Company's Annual Report on Form 10-K dated December 31, 2003.

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                     Six Months Ended - June 30,
                                                     ---------------------------
                                                        2004            2003
                                                        ----            ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                         $ 7,999,885     $7,297,574
  Interest and Fees on Municipal Loans and Bonds         407,749        447,774
  Interest and Dividends on Securities                 2,585,561      2,488,675
  Interest on Federal Funds Sold                               1         13,200
  Amortization & Accretion - Net                        (280,000)      (458,881)
                                                     -----------     ----------
     Total Interest and Dividend Income               10,713,196      9,788,342
                                                     -----------     ----------

INTEREST EXPENSE
  Interest on Deposits                                 1,324,817      1,778,585
  Interest on Funds Purchased/Borrowed                 1,533,832      1,223,931
                                                     -----------     ----------
      Total Interest Expense                           2,858,649      3,002,516
                                                     -----------     ----------

NET INTEREST INCOME                                    7,854,547      6,785,826
  Provision for Loan Losses                              130,002        210,000
                                                     -----------     ----------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                       7,724,545      6,575,826
                                                     -----------     ----------

NONINTEREST INCOME
  Net Securities Gains                                   237,301        147,313
  Service Charges on Deposit Accounts                    778,097        624,105
  Financial Services Income                              975,288        910,036
  Loan Department Income                                 471,290        980,398
  Visa Income                                             90,598        227,712
  Other Income                                           434,714        607,189
                                                     -----------     ----------
      Total Noninterest Income                         2,987,288      3,496,753
                                                     -----------     ----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                       4,420,602      3,892,404
  Building Maintenance & Operations                      570,080        581,622
  FDIC Insurance                                          32,968         33,556
  Other Expenses                                       2,144,303      2,453,611
                                                     -----------     ----------
      Total Noninterest Expense                        7,167,953      6,961,193
                                                     -----------     ----------

INCOME BEFORE INCOME TAXES                             3,543,880      3,111,386
  Income Taxes                                         1,073,000        895,000
                                                     -----------     ----------

NET INCOME                                           $ 2,470,880     $2,216,386
                                                     ===========     ==========

Weighted Average Common Shares Outstanding               572,174        573,605

Per Share Data:
  Net Income                                         $      4.32     $     3.86
  Cash Dividends Declared                            $      1.25     $     1.15

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)


                                                    Three Months Ended - June 30,
                                                    -----------------------------
                                                        2004            2003
                                                        ----            ----

INTEREST AND DIVIDEND INCOME
  Interest and Fees on Loans                         $3,958,299      $3,663,069
  Interest and Fees on Municipal Loans and Bonds        206,438         225,204
  Interest and Dividends on Securities                1,334,663       1,270,143
  Interest on Federal Funds Sold                              0             683
  Amortization & Accretion - Net                       (149,293)       (237,720)
                                                     ----------      ----------
      Total Interest and Dividend Income              5,350,107       4,921,379
                                                     ----------      ----------

INTEREST EXPENSE
  Interest on Deposits                                  650,734         872,941
  Interest on Funds Purchased/Borrowed                  808,295         637,294
                                                     ----------      ----------
      Total Interest Expense                          1,459,029       1,510,235
                                                     ----------      ----------

NET INTEREST INCOME                                   3,891,078       3,411,144
  Provision for Loan Losses                              65,001         105,000
                                                     ----------      ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            3,826,077       3,306,144
                                                     ----------      ----------

NONINTEREST INCOME
  Net Securities Gains                                   82,665         147,313
  Service Charges on Deposit Accounts                   464,646         329,412
  Financial Services Income                             527,246         470,879
  Loan Department Income                                244,990         484,592
  Visa Income                                            49,107          75,095
  Other Income                                           70,370         315,143
                                                     ----------      ----------
      Total Noninterest Income                        1,439,024       1,822,434
                                                     ----------      ----------

NONINTEREST EXPENSE
  Salaries and Employee Benefits                      2,195,675       2,073,604
  Building Maintenance & Operations                     291,989         308,022
  FDIC Insurance                                         10,250          10,692
  Other Expenses                                      1,105,235       1,318,334
                                                     ----------      ----------
      Total Noninterest Expense                       3,603,149       3,710,652
                                                     ----------      ----------

INCOME BEFORE INCOME TAXES                            1,661,952       1,417,926
  Income Taxes                                          468,000         415,000
                                                     ----------      ----------

NET INCOME                                           $1,193,952      $1,002,926
                                                     ==========      ==========

Weighted Average Common Shares Outstanding              571,859         573,016

Per Share Data:
  Net Income                                         $     2.09      $     1.75
  Cash Dividends Declared                            $      .65      $      .60

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six Months Ended June 30, 2004 and 2003
                                 (Unaudited)


                                                                               2004             2003
                                                                               ----             ----

Net Cash Flows Provided by Operating Activities:
------------------------------------------------
  Net Income                                                               $  2,470,880     $  2,216,386
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                                             341,624          380,879
      Provision for loan losses                                                 130,002          210,000
      Net securities gains                                                     (237,301)        (147,313)
      Net increase in other assets                                             (845,215)        (950,168)
      Net increase in other liabilities                                         678,971          356,728
      Net amortization of premium on investments                                220,107          494,016
      Net decrease in deferred loan origination fees                            (59,725)         (57,572)
      Origination of loans held for sale                                     (5,450,726)     (33,383,401)
      Proceeds from loans held for sale                                       6,318,726       37,758,513
                                                                           ------------     ------------
  Net cash provided by operating activities                                   3,567,343        6,878,068
                                                                           ------------     ------------

Cash Flows From Investing Activities:
-------------------------------------
    Purchase of securities available for sale                               (38,270,114)     (34,975,793)
    Proceeds from sales of securities available for sale                     19,744,999        6,569,072
    Proceeds from calls or maturities of securities available for sale       12,321,359       18,297,020
    Proceeds from maturities of securities held to maturity                           0          245,000
    Net increase in loans to customers                                      (11,121,260)     (22,176,379)
    Capital expenditures                                                       (338,768)        (243,329)
                                                                           ------------     ------------
  Net cash used by investing activities                                     (17,663,784)     (32,284,409)
                                                                           ------------     ------------

Cash Flows From Financing Activities:
-------------------------------------
    Net decrease in other borrowed funds                                     (4,419,915)      (3,117,420)
    Net increase in advances from FHLB                                       29,635,956       21,602,754
    Net (decrease) increase in deposits                                     (14,041,914)       2,415,447
    Purchase of Treasury stock                                                 (365,879)        (288,200)
    Proceeds from sale of Treasury stock                                        185,411          162,981
    Dividends paid                                                             (719,699)        (659,398)
                                                                           ------------     ------------
  Net cash provided by financing activities                                  10,273,960       20,116,164
                                                                           ------------     ------------

Net decrease in cash and cash equivalents                                    (3,822,481)      (5,290,177)
Cash and cash equivalents at beginning of year                               14,701,490       16,646,761
                                                                           ------------     ------------
Cash and cash equivalents at end of period                                 $ 10,879,009     $ 11,356,584
                                                                           ============     ============

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Six months ended June 30, 2004 and 2003
(Unaudited)


                                                                                                     ACCUMULATED
                                                                                                        OTHER        SHARE-
                                                     COMMON                 TREASURY    RETAINED    COMPREHENSIVE   HOLDERS'
                                                     STOCK      SURPLUS      STOCK      EARNINGS    INCOME (LOSS)    EQUITY

Balance at December 31, 2002                       $7,279,925  $4,024,564  $(655,070)  $25,744,448   $ 1,924,528   $38,318,395
Net income, six months ended June 30, 2003                  0           0          0     2,216,386             0     2,216,386
Change in net unrealized gain on available
 for sale securities, net of tax of $350,540                0           0          0             0       680,461       680,461
                                                   ---------------------------------------------------------------------------
Total comprehensive income                                  0           0          0     2,216,386       680,461     2,896,847
Sale of 1,949 shares Treasury stock                         0           0    162,981             0             0       162,981
Repurchase of 3,424 shares Treasury stock                   0           0   (288,200)            0             0      (288,200)
Cash dividends declared                                     0           0          0      (659,398)            0      (659,398)
                                                   ----------  ----------  ---------   -----------   -----------   -----------
Balance at June 30, 2003                           $7,279,925  $4,024,564  $(780,289)  $27,301,436   $ 2,604,989   $40,430,625
                                                   ----------  ----------  ---------   -----------   -----------   -----------

Balance at December 31, 2003                       $7,279,925  $4,056,394  $(803,172)  $28,676,861   $ 1,542,454   $40,752,462
Net income, six months ended June 30, 2004                  0           0          0     2,470,880             0     2,470,880
Change in net unrealized gain on available
 for sale securities, net of tax of $(1,251,111)            0           0          0             0    (2,428,628)   (2,428,628)
                                                   ---------------------------------------------------------------------------
Total comprehensive income                                  0           0          0     2,470,880    (2,428,628)       42,252
Sale of 2,079 shares Treasury stock                         0         769    185,411             0             0       186,180
Repurchase of 3,973 shares Treasury stock                   0           0   (365,879)            0             0      (365,879)
Retirement of Treasury stock                         (143,837)    (80,204)   983,640      (759,599)            0             0
Cash dividends declared                                     0           0          0      (719,699)            0      (719,699)
                                                   ----------  ----------  ---------   -----------   -----------   -----------
Balance at June 30, 2004                           $7,136,088  $3,976,959  $       0   $29,668,443   $  (886,174)  $39,895,316
                                                   ----------  ----------  ---------   -----------   -----------   -----------

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

                   Union Bankshares Company and Subsidiary
                   ---------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A)  Basis of Presentation
     ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of June 30, 2004 and 2003 and for the three- and six month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(C)  Intangible Assets
     -----------------

The Company has goodwill with a carrying amount of $6,305,130 as of June 30, 2004 and 2003, and as of December 31, 2003. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually.

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


                                        June 30, 2004     June 30, 2003     December 31, 2003
                                        -------------     -------------     -----------------

      Core deposit intangible, cost       $323,000          $323,000            $323,000
      Accumulated amortization             178,879           132,136             155,508
                                          --------          --------            --------
      Core deposit intangible, net        $144,121          $190,864            $167,492

Amortization expense related to the core deposit intangible amounted to $23,371 for the six months ended June 30, 2004 and 2003. Amortization expense amounted to $11,686 for the three month periods ended June 30, 2004 and 2003. The expected amortization expense is estimated to be $46,744 per year through 2006 and $27,260 in 2007.

(D)  Regulatory Agencies
     -------------------

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Financial Institutions of the State of Maine.

(E)  Recent Accounting Developments
     ------------------------------

In May 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 106-2. The FSP supersedes FSP No. 106-1, which was issued to address the accounting impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act includes a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D.

FSP No. 106-2 applies only to sponsors of single-employer plans for which
(1) the employer concludes that prescription drug benefits under the plan are actuarially equivalent to Medicare Part D and thus qualify for the subsidy, and (2) the expected amount of the subsidy will offset or reduce the employer-sponsor's share of the plan's prescription drug coverage. The FSP provides accounting guidance and required disclosures. For public companies, the FSP is effective for the first interim or annual period beginning after June 15, 2004.

(F)  Stock Repurchase Plan
     ---------------------

On April 14, 2004, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market condition warrants. The Company repurchased 2,240 shares as part of this plan during the second quarter of 2004 at an average price of $94.70.

(G)  Reclassification
     ----------------

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and statement of income presentation.

(H)  Employee Benefits
     -----------------

The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees.

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

In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the
Plan:

      * A subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and

      * The opportunity for a retiree to obtain a prescription drug benefit under Medicare.

The effects of the Act on the APBO or net periodic postretirement benefit cost have not been determined and are not reflected in these financial statements or accompanying notes. Pending specific authoritative guidance on the accounting for the federal subsidy could require the Company to change previously reported information when the guidance is issued.

Net periodic benefit cost of these plans includes the following components for the three and six month periods ended June 30:


                                                   Three months ended June 30,
                                                  2004                       2003
-----------------------------------------------------------------------------------------
                                         Pension        Other       Pension       Other
                                         Benefits      Benefits     Benefits     Benefits
                                         ------------------------------------------------

Service cost                             $ 117,197     $ 18,230     $ 87,330     $ 18,230
Interest cost                              113,990       24,344      102,786       24,344
Expected return on plan assets            (115,299)           0      (82,822)           0
Recognized net actuarial (gain) loss        26,078         (392)      18,367         (392)
Amortization (accretion) of
 unrecognized transition asset
 or obligation                                   0       11,400       (3,288)      11,400
Amortization of prior service cost            (636)           0         (637)           0
-----------------------------------------------------------------------------------------
Net periodic benefit cost                $ 141,330     $ 53,582     $121,736     $ 53,582
-----------------------------------------------------------------------------------------


                                                    Six months ended June 30,
                                                  2004                       2003
-----------------------------------------------------------------------------------------
                                         Pension        Other       Pension       Other
                                         Benefits      Benefits     Benefits     Benefits
                                         ------------------------------------------------

Service cost                             $234,393      $ 36,460     $174,660     $ 36,460
Interest cost                             227,940        48,688      205,572       48,688
Expected return on plan assets           (230,598)            0     (165,644)           0
Recognized net actuarial (gain) loss       52,156          (784)      36,734         (784)
Amortization (accretion) of
 unrecognized transition asset
 or obligation                                  0        22,800       (6,576)      22,800
Amortization of prior service cost         (1,273)            0       (1,274)           0
-----------------------------------------------------------------------------------------
Net periodic benefit cost                $282,618      $107,164     $243,472     $107,164
-----------------------------------------------------------------------------------------

The expected pension contribution for the Company during 2004 is $55,000.

(I)  Treasury Stock
     --------------

A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued", effectively eliminating a corporation's ability to hold stock in treasury.

In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004. The 11,507 shares so retired are available for reissuance as authorized, but unissued shares.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
---------------------------------------------------------------------------

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

Earnings and Performance Overview
---------------------------------

The following discussion compares the financial condition of Union Bankshares Company (the "Company") and its wholly owned subsidiary, Union Trust Company (the "Bank"), at June 30, 2004 to December 31, 2003, and the results of operations for the three- and six months ended June 30, 2004, compared to the same periods in 2003. This discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and related notes thereto included within this report.

Executive Summary
-----------------

Net earnings for the second quarter and six-month periods increased $191,000 or 19.0% and $254,000 or 11.5%, respectively. The major component of the increase continues to be the healthy rise in net interest income due to strong earning asset growth since the first quarter of 2003. At June 30, 2004, total loans and investments stood at $438.2 million, representing an increase of $68.4 million or 18.5% over June 30, 2003. Our net interest margin has remained under pressure and has declined 16 basis points on a year-to-year basis. In spite of this decline, net interest income after provision increased $520,000 or 15.7% compared with the second quarter of 2003. For the six months ended June 30, 2004, net interest income after provision totaled $7.7 million, an increase of $1.1
million over the same period last year.    We see no relief from net
interest margin pressure during the remainder of the year.

Non-interest income continued to show a decline for the second quarter and six month periods as compared to the same periods last year primarily due to a reduction in loan fees resulting from the dramatic slowdown in mortgage financing activity. This reduction was not unexpected and is consistent with industry-wide trends. Bankcard income is also down from the same period last year, a direct result of our sale of the credit card portfolio during 2003. Net security gains totaled $83,000 during the second quarter, representing a decrease of $65,000, or 43.5%, compared with the same period last year. These declines were partially offset by increased income relating to deposit fees and charges and increased income in from our financial services area.

Total non-interest expenses amounted to $3.6 million during the quarter, representing a decline of $108,000, or 2.9% compared with the second quarter of 2003 primarily as a result of our continued efforts towards controlling costs and improving overall operating efficiencies.

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

Net Income. Net income for the first six months of 2004 was $2,470,880, or $4.32 per share, an 11.5% increase compared to $2,216,386, or $3.86 per share for the first six months of 2003. The increase was primarily a result of an increase in net interest income due to strong earnings asset growth offset in part by a decline in noninterest income due to a reduction in loan fees resulting from the dramatic slowdown in mortgage financing activity during the first six months of 2004. Net income for the second quarter of 2004 was $1,193,952, or $2.09 per share, a 19.0% increase compared to $1,002,926 or $1.75 per share for the second quarter of 2003. The increase was primarily a result of an increase in net interest income of $480,000 or 14.1%.

The following table summarizes the status of the Company's earnings and performance for the periods stated:


                                            Six months ended
                                                June 30,
                                            2004        2003
                                            ----        ----

Earnings Per Share                        $4.32       $3.86
Return on Average Shareholders' Equity     6.18% A     5.68% B
Return on Average Assets                   0.54% A     0.57% B
Return on Average Earning Assets           0.59% A     0.61% B

A=annualized returns are: 12.35%, 1.09%, and 1.19%, respectively. B=annualized returns are: 11.37%, 1.14%, and 1.21%, respectively.

Interest and Dividend Income. Total interest and dividend income increased by $924,854 or 9.4% to $10.7 million for the six month period ended June 30, 2004 from $9.8 million for the six month period ended June 30, 2003 and increased by $428,728 or 8.7% to $5.4 million for the three month period ended June 30, 2004 from $4.9 million for the three month period ended June 30, 2003. The increase in interest income for the six month and second quarter periods was primarily the result of an increase in earning assets offset in part by lower yields. The average balance of net loans for the six month period ended June 30, 2004 was $281.2 million compared to $226.8 million for the six month period ended June 30, 2003. The average tax equivalent yield on loans was 5.8% for the six month period ended June 30, 2004 compared to 6.5% for the six month period ended June 30, 2003. The average balance of investments for the six month period ended June 30, 2004 was $134.5 million compared to $118.1 million for the six month period ended June 30, 2003. The average tax equivalent yield on investments was 4.2% for the six month period ended June 30, 2004 compared to 4.2% for the six month period ended June 30, 2003.

Interest Expense. Total interest expense decreased by $143,867 or 4.8% to $2.9 million for the six month period ended June 30, 2004 from $3.0 million for the six month period ended June 30, 2003 and decreased by $51,206 or 3.4% to $1.5 million for the three month period ended June 30, 2004 from $1.5 million for the three month period ended June 30, 2003. The decrease in interest expense for the first two quarters and for the second quarter was primarily the result of lower cost on deposits and borrowings, offset in part by a higher level of deposits and borrowings. Average interest-bearing deposits increased by $5.1 million or 2.1% to $245.2 million for the six month period ended June 30, 2004. Average borrowings of $123.0 million for the six month period ended June 30, 2004 were up $55.9 million or 83.3% from June 30, 2003 levels primarily due to funding new asset growth, in particular loans and investments. The average rate on interest-bearing deposits decreased 40 basis points to 1.1% for the six month period ended June 30, 2004 from 1.5% for the six month period ended June 30, 2003, while the average rate on borrowed funds decreased 112 basis points to 2.5% from 3.6% for the same periods.

Net Interest Income. Net interest income for the six month period ended June 30, 2004 was $7.9 million compared to $6.8 million for the six month period ended June 30, 2003 and for the three month period ended June 30, 2004 was $3.9 million compared to $3.4 million for the three month period ended June 30, 2003. The $1,068,721 or 15.7% increase for the six month period is attributed to the $924,854 increase in interest and dividend income and a decrease in interest expense on deposits of $453,768 or 25.5%. The $479,934 or 14.1% increase for the three month period ended June 30, 2004 is attributed to the $428,728 or 8.7% increase in interest and dividend income and a $222,207 or 25.5% decrease in interest expense on deposits. The average tax equivalent yield on interest earning assets decreased 52 basis points to 5.3% for the six month period ended June 30, 2004 from 5.8% for the six month period ended June 30, 2003, while the average cost of interest-bearing liabilities decreased by 40 basis points to 1.6% for the six month period ended June 30, 2004 from 2.0% for the six month period ended June 30, 2003. The interest rate spread remained basically unchanged due to a period of flat interest rates.

The following table presents the effect of tax exempt income on the calculation of the net interest margin:


                                       Six months ended June 30,
(in thousands)                              2004       2003
----------------------------------------------------------------

Net interest income as presented           $7,855     $6,786
Effect of tax-exempt income                   338        125
----------------------------------------------------------------

Net interest income, tax equivalent        $8,193     $6,911
                                           ======     ======

The net interest margin calculation for the six month periods ended June 30, 2004 and 2003 is shown below (interest income and average rate on non-taxable securities and loans are reflected on a tax equivalent basis, assuming a 34% federal income tax rate for 2004 and 2003).

         AVERAGE BALANCE SHEETS AND ANALYSIS OF NET INTEREST INCOME
                           (Dollars In Thousands)
                         (On a Tax Equivalent Basis)


                                                                      June 30,
                                                       2004                               2003
                                                       ----                               ----
                                         Average      Interest     Yield/   Average      Interest     Yield/
                                         Balance    Earned/Paid     Rate    Balance    Earned/Paid     Rate
                                                    (annualized)                       (annualized)
                                         -------------------------------------------------------------------

Assets
Interest Earning Assets:
      Securities available for sale      $131,667      $ 5,466      4.15    $115,058      $ 4,870      4.23
      Securities held to maturity           2,867          218      7.60       3,065          244      7.96
      Federal funds sold                        0            0         0       1,300           16      1.23
      Loans (net) (1)                     281,227       16,398      5.83     226,766       14,678      6.47
                                         --------      -------      ----    --------      -------      ----
Total interest earning assets             415,761      $22,082      5.31     346,189      $19,808      5.72
                                                       =======                            =======
Other nonearning assets                    39,683                             41,048
                                         --------                           --------
                                         $455,444                           $387,237
                                         ========                           ========

Liabilities
Interest Bearing Liabilities:
      Savings deposits                   $126,938      $   442      0.35    $117,805      $   750      0.64
      Time deposits                        96,471        2,040      2.11     100,750        2,548      2.53
      Money market accounts                21,758          166      0.76      21,463          260      1.21
      Borrowings                          122,990        3,048      2.48      67,075        2,428      3.62
                                         --------      -------      ----    --------      -------      ----
Total interest bearing liabilities        368,157      $ 5,696      1.55     307,093      $ 5,986      1.95
                                                       =======                            =======
Other noninterest bearing liabilities
  & shareholders' equity                   87,287                             80,144
                                         --------                           --------
                                         $455,444                           $387,237
                                         ========                           ========

Net interest income                                    $16,386                            $13,822

Net interest rate spread                                            3.76                               3.77

Net interest margin                                                 3.94                               3.99

<F1>  Nonaccrual loans are included in the average balance, however, these loans are not earning any interest.

Provision For Loan Losses. The provision for loan losses for the six month period ended June 30, 2004, decreased $79,998 to $130,002 from the same period last year, resulting from management's ongoing evaluation of the allowance for loan losses. The provision for loan losses for the three month period ended June 30, 2004, decreased $39,999 to $65,001 from the same period last year. The allowance for loan losses was $4.5 million or 1.5% of total loans as of June 30, 2004 and $4.2 million or 1.7% at June 30, 2003. The decrease in the provision for loan losses was appropriate given the overall credit quality of the portfolio and the Bank's historical loan trends. The Company establishes provisions for loan losses, which are charged to operations, in order to maintain the allowance for loan losses at a level which is deemed to be appropriate based upon an assessment of a number of factors which include, among other factors, the current loan mix and loan volume, loan growth, delinquency trends and historical net loan loss experience for each loan type. Please refer to Financial Condition - "Allowance for Loan Losses" for further details.

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

Noninterest Income. Noninterest income was $3.0 million for the six month period ended June 30, 2004 compared to $3.5 million for the six month period ended June 30, 2003. Noninterest income was $1.4 million for the three month period ended June 30, 2004 compared to $1.8 million for the three month period ended June 30, 2003. The $509,465 or 14.6% decrease for the six month period and the $383,410 or 21.0% decrease for the second quarter as compared to the same periods last year were due to a reduction in loan fees resulting from the dramatic slowdown in mortgage financing activity. This reduction was not unexpected and is consistent with industry wide trends. Bankcard income is also down from the same period last year, a direct result of the sale of the credit card portfolio during 2003. These declines were partially offset by increased income relating to deposit fees and charges and increased income from our financial services area. The other noninterest income to average assets ratio was 0.32% for the three month period ended June 30, 2004 and 2003.

Loan fees decreased $509,108 or 51.9% during the first six months of 2004 from the comparable period in 2003 and $239,602 or 49.4% during the second quarter of 2004 from the comparable period in 2003. The decrease is due primarily to the increase in mortgage loan interest rates and a slowdown of
refinancing activity.    As a result of 2003's growth, related mortgage
servicing income increased $58,052 or 58.7% during the six month period.

Financial services income increased by 7.2% or $65,252 to $975,288 for the six month period ended June 30, 2004 and 12.0% or $56,357 to $527,246 for the three month period ended June 30, 2004 compared to $910,036 and $470,879 for the similar periods in 2003. Financial services income is derived, in part, from trust fees, which are derived from the market value of trust assets under management and transactional charges. Trust assets under management were $242.5 million as of June 30, 2004 compared to $229.2 million as of June 30, 2003. Financial services income is also derived from financial planning and investment brokerage commissions.

Noninterest Expense. Noninterest expense increased by $206,760 or 3.0% to $7.2 million for the six month period ended June 30, 2004 over the same period in 2003 and decreased by $107,503 or 2.9% to $3.6 million for the three month period ended June 30, 2004 over the same period in 2003. Salaries and employee benefits increased $122,071 and $528,198 for the three- and six month periods due primarily to additional staffing as a
result of specific strategic initiatives during 2004.   Other noninterest
expenses for the six month period ended June 30, 2004 decreased $309,308 or 12.6% due to cost containment efforts, in particular, expenses related to equipment, other professional fees and mortgage valuation expense.

During 2003, several tactical moves were made to better position the Bank to focus on key growth areas for the future. Merchant card processing was outsourced with a third party and the credit card portfolio was sold to another community bank group. While revenue is negatively impacted for the short term, the Bank's cost structure was significantly reduced. Additionally, the Bank elected to consolidate its Jefferson branch with the Waldoboro facility to reduce the overall cost of the Bank's branch structure.

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

The status of the Company's income tax expense is as follows:


                                    Tax Expense          Effective Rate
                               ----------------------    --------------
                                  2004         2003      2004     2003
                                  ----         ----      ----     ----

Three Months Ended June 30,    $  468,000    $415,000    28.2%    29.3%
Six Months Ended June 30,      $1,073,000    $895,000    30.3%    28.8%

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

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of June 30, 2004 the Company's basic surplus was $66.7 million or 14.4% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $81.7 million, or 17.7% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At June 30, 2004, the Bank had borrowings of $134.7 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At June 30, 2004, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at June 30, 2004 was as follows:


                                                 Minimum Regulatory
                                June 30, 2004       Requirements
                                -------------    ------------------

      Leverage Capital Ratio         7.47%              4.0%
      Risk Based Ratio              12.62%              8.0%
      Tier 1 Ratio                  13.87%              4.0%

The Company's aggregate contractual obligations are as follows at June 30, 2004:


                                           Payments due by period
                                       Less than      1-3        3-5     More than
Contractual Obligations     Total        1 year      years      years     5 years
                            -----      ---------     -----      -----    ---------
(in thousands)

FHLB borrowings            $134,663     $81,595     $40,548    $5,966      $6,554
Operating leases                 33          20           9         4           0
                           --------     -------     -------    ------      ------
Total                      $134,696     $81,615     $40,557    $5,970      $6,554

Financial Condition
-------------------

The Company's total assets amounted to $473.9 million at June 30, 2004 compared to $464.2 million at December 31, 2003, an increase of $9.7 million or 2.1%. The increase in total assets is primarily attributable to an increase in net loans. Year on year, total assets increased $69.5 million or 17.2%. The increase in total assets from June 30, 2003 to June 30, 2004 is primarily attributable to an increase in gross loans of $51.07 million or 20.7% and investment securities of $17.4 million or 14.1%.

Cash and Cash Equivalents. Cash and cash equivalents were $10.9 million at June 30, 2004 compared to $14.7 million at December 31, 2003. Cash and cash equivalents decreased $3.8 million to $10.9 million at June 30,

2004 from $14.7 million at December 31, 2003 primarily due to higher than normal seasonal outflows and funding of new loan growth.

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

Securities are classified as available for sale and they may be sold as part of the Company's asset/liability management strategy in response to changes in interest rates, liquidity needs or significant prepayment risk. Securities available for sale are carried at fair value, with related unrealized net gains or losses, net of deferred income taxes, recorded as an adjustment to shareholders' equity. At June 30, 2004, unrealized losses, net of taxes on securities available for sale were $886,174 compared to unrealized gains of $1.5 million at December 31, 2003. The unrealized losses on securities available for sale resulted in a $(2,428,628) decrease in shareholders' equity.

Securities available for sale increased $15.0 million or 13.1% to $129.8 million at June 30, 2004 from $114.8 million at June 30, 2003. The increase from June 30, 2003 was primarily due to an overall investment portfolio strategy to maintain interest income revenue levels while maintaining adequate liquidity on the balance sheet.

Loans. Gross loans increased by $11.1 million or 3.9% to $297.5 million or 62.8% of total assets at June 30, 2004 as compared to $286.4 million or 61.7% of total assets at December 31, 2003. Year on year, gross loans increased by $51.0 million or 20.7% as of June 30, 2004, from $246.5 million or 61.1% of total assets at June 30, 2003. This increase in loans is due to the Bank's efforts to develop new lending relationships and also due to lower interest rates and the expansion of existing borrowing relationships.

Residential real estate loans increased $1.2 million, or 0.7%, to $189.7 million at June 30, 2004 from $188.4 million at December 31, 2003. Residential real estate loans increased $43.5 million, or 29.7%, to $189.7 million at June 30, 2004 from $146.2 million as of June 30, 2003. Residential real estate loans consist of loans secured by one to four family residences. The Bank generally retains adjustable rate mortgages in its portfolio but during 2003 also elected to retain a large percentage of fixed rate mortgages as part of an overall asset/liability strategy to retain loans. The Bank has also sold and serviced $114.8 million of real estate loans and $893,486 of commercial mortgages and has $69,000 of loans held for sale during the six month period ended June 30, 2004.

Commercial loans at June 30, 2004 increased by $1.6 million or 2.0% to $78.8 million from $77.2 million at December 31, 2003. As of June 30 , 2004, commercial loans increased by $6.6 million or 9.1% from June 30, 2003. Commercial loans consist of loans secured by various corporate assets, as well as loans to provide working capital in the form of lines of credit, which may be secured or unsecured. The Bank focuses on lending to what it believes to be a wide array of financially sound, small- to medium-sized businesses within its service area.

Consumer loans increased $4.1 million or 23.6% to $21.6 million at June 30, 2004 from $17.5 million at December 31, 2003. As of June 30, 2004, consumer loans increased by $2.9 million or 15.4% from $18.7 million from June 30, 2003. Consumer loans are originated by the Bank for a wide variety of purposes to meet our customers' needs, and include personal notes, reserve checking, home equity and installment loans. The Bank sold its credit card portfolio of $1.2 million on July 1, 2003.

Municipal loans at June 30, 2004 increased by $4.3 million or 129.3% to $7.6 million from $3.3 million at December 31, 2003, primarily due to the Bank being successful in the loan bidding process. As of June 30, 2004, municipal loans decreased by $1.9 million or 20.5% from $9.5 million from June 30, 2003.

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

As of June 30, 2004, the Bank had impaired loans (consisting of real estate loans) totaling $1,092,624, down $294,686 or 27.0% from $1,387,310 as of
December 31, 2003. The fair value of the collateral was used to evaluate the adequacy of the allowance for loan losses allocated to these loans.

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

The allowance for loan losses was $4.5 million or 1.5% of total loans as of June 30, 2004 compared to $4.3 million or 1.5% of total loans at December 31, 2003.

Deposits. Total deposits decreased $14.1 million or 4.7% to $284.4 million at June 30, 2004 from $298.5 million at December 31, 2003. The decreases occurred in all categories primarily due to normal seasonal outflows and general competition. Savings deposits decreased to $54.0 million at June 30, 2004 from $55.4 million at December 31, 2003, a decrease of $1.4 million or 2.6%. NOW deposits decreased to $62.0 million at June 30, 2004 from $65.6 million at December 31, 2003, a decrease of $3.6 million or 5.6%. Money market deposits decreased to $22.1 million at June 30, 2004 from $23.8 million at December 31, 2003, a decrease of $1.7 million or 7.0%. Prestige investment accounts decreased to $12.4 million at June 30, 2004 from $14.6 million at December 31, 2003, a decrease of $2.2 million or 15.4%. Demand deposits decreased to $40.0 million at June 30, 2004 from $41.2 million at December 31, 2003, a decrease of $1.2 million or 3.0%. Certificates of deposit decreased to $94.0 million at June 30, 2004 from $97.8 million at December 31, 2003, a decrease of $3.8 million or 3.9%.

Borrowings. Total advances from the FHLB as of June 30, 2004 increased by $29.7 million to $134.7 million from $105.0 million at December 31, 2003. The increase reflects funding to support the growth in net loans and is a low cost funding alternative.

Shareholders' Equity. Shareholders' equity decreased by $857,146 or 2.1% from $40.7 million at December 31, 2003 to $39.9 million at June 30, 2004. The decrease was comprised of cumulative earnings, dividends declared and a $2,428,628 decrease in accumulated other comprehensive income.

Off-Balance Sheet Arrangements. In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At June 30, 2004 and 2003, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                           June 30,
                                                         In thousands
                                                        2004       2003
                                                        ----       ----

1.  Unused Commitments:
    -------------------


     A.  Revolving, open-end lines secured by
           1-4 family residential properties,
            e.g., Home Equity lines                   $15,424    $12,245
Credit card lines                                           0      6,452
Secured real estate loans                              16,931     16,126
Lines of Credit, Reserve Checking, Municipal Loans     24,305     20,359

2.  Financial Standby Letters of Credit:                  512        290
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

                                   PART II
                                   -------

Item 1:     LEGAL PROCEEDINGS

None

Item 2: CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUE PURCHASES OF EQUITY SECURITIES

During the three months ended June 30, 2004, the Company repurchased 2,240 shares of its common stock.

                   COMPANY PURCHASES OF EQUITY SECURITIES


                                                                                                              (d) Maximum Number
                                                                                                               (or Approximate
                                                                                    (c) Total Number of        Dollar Value) of
                                        (a) Total Number of    (b) Average Price     Shares (or Units)      Shares (or Units) that
                                              Shares                 Paid           Purchased as Part of     may yet be Purchased
                                            (or Units)             per Share         Publicly Announced        under the Plans
               Period                        Purchased           (or Unit) ($)       Plans or Programs           or Programs
                                        -------------------    -----------------    --------------------    ----------------------

April 1, 2004 through April 30, 2004               0                 N/A                       0                     N/A

May 1, 2004 through May 31, 2004               1,554                $94.17                 1,554                    18,004

June 1, 2004 through June 30, 2004               686                $95.50                   686                    18,004

Total                                          2,240                $94.70                 2,240                    18,004

Item 3:     DEFAULTS UPON SENIOR SECURITIES

None

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of shareholders on May 20, 2004 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal is as follows:

1. Adopt the proposal to set the number of board of directors to 18. The number of votes cast with respect to this matter was as follows:

      For        Against    Abstain    Broker Non-Votes
      419,954    3,097       2,704                    0

2. Election of five directors of the Company. The number of votes cast with respect to this matter was as follows:

      Nominee                 For        Withheld    Broker Non-Votes
      Blake B. Brown          419,391    0           0
      Douglas A. Gott         414,004    0           0
      James L. Markos, Jr.    419,391    0           0
      John V. Sawyer II       418,397    0           0
      Paul L. Tracy           419,391    0           0

      The following directors' terms continued after the meeting: Peter A. Blyberg, Peter A. Clapp, Sandra H. Collier, Arthur J. Billings, Richard C. Carver, Samuel G. Cohen, Robert B. Fernald, Stephen C. Shea and Robert W. Spear.

3. Adoption of the proposal to elect Sally J. Hutchins as Clerk of the Company for the year ended December 31, 2004.

      For        Against    Abstain    Broker Non-Votes
      425,012    0          743        0

4. Ratification of the appointment of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for the fiscal year ending December 31, 2004.

      For        Against    Abstain    Broker Non-Votes
      417,406    5,370      2,979             0

5. Adoption of the proposal to transact such other business as may properly come before the meeting or any adjournment thereof.

      For        Against    Abstain    Broker Non-Votes
      425,755    0          0          0

Item 5:     OTHER INFORMATION

None

Item 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (A)  Exhibits

                 Exhibit 31.1  Rule 13a - 14 (a)/15d - 14(a) Certifications
                 Exhibit 32.1  Section 1350 Certifications

            (B)  Reports on Form 8-K

                 Form 8-K dated April 27, 2004, attaching the Company's earnings report for the quarter ended March 31, 2004.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION BANKSHARES COMPANY

August 11, 2004                        /s/ Peter A. Blyberg
                                       --------------------
                                       Peter A. Blyberg, President and
                                       Chief Executive Officer


August 11, 2004                        /s/ Timothy R. Maynard
                                       ----------------------
                                       Timothy R. Maynard, Chief Financial
                                       Officer

                                Exhibit Index

Exhibit Number     Description

31.1               Rule 13a-14(a) / 15d-14(a) Certifications

32.1               Section 1350 Certifications