Form 10-Q
period 2004-09-30
UNION BANKSHARES CO/ME
filed 2004-11-15
CIK 745083

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                  FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2004


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

                      66 Main Street, Ellsworth, Maine
                      --------------------------------
                  (Address of Principal Executive Offices)

                                    04605
                                    -----
                                 (Zip Code)

                               (207) 667-2504
                               --------------
            (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES XXX NO
    ---    ---

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2) YES     NO XXX
                                            ---    ---

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                  Outstanding at October 25, 2004
                   -----                  -------------------------------
      (Common stock, $12.50 Par Value)                571,033

                          UNION BANKSHARES COMPANY

                             INDEX TO FORM 10-Q

PART 1     Financial Information                                   Page No.
------     ---------------------                                   --------

  Item 1   Financial Statements (Unaudited)

           Independent Accountants' Report                                3

           Consolidated Balance Sheets -
           September 30, 2004, September 30, 2003 and December 31, 2003   4

           Consolidated Statements of Income -
           nine months ended September 30, 2004 and September 30, 2003
           three months ended September 30, 2004 and September 30, 2003   5

           Consolidated Statements of Cash Flows -
           nine months ended September 30, 2004 and September 30, 2003    7

           Consolidated Statements of Changes in Shareholders' Equity -
           nine months ended September 30, 2004 and September 30, 2003    8

           Notes to Consolidated Financial Statements                     9

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           14

  Item 3   Quantitative and Qualitative Disclosures About
           Market Risk                                                   21

  Item 4   Controls and Procedures                                       21


PART II    Other Information
-------    -----------------

  Item 1:  Legal Proceedings                                             22

  Item 2:  Unregistered Sales of Equity Securities and Use of
            Proceeds                                                     22

  Item 3:  Defaults Upon Senior Securities    22

  Item 4:  Submission of Matters to a Vote of Security Holders           22

  Item 5:  Other Information                                             22

  Item 6:  Exhibits                                                      22

  Signatures                                                             23

  Exhibits

                                   PART 1
                                   ------

Item 1:  FINANCIAL STATEMENTS

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Union Bankshares Company



We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2004 and 2003, and for the three- and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



Berry Dunn McNeil & Parker
Portland, Maine
November 2, 2004

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                           (dollars in thousands)


                                                    September 30   September 30   December 31
                                                       2004           2003           2003
                                                    (Unaudited)    (Unaudited)     (Audited)
                                                    ------------   ------------   -----------

ASSETS
------
Cash and due from banks                              $ 11,589       $ 11,995       $ 14,701
Available for sale securities, at market value        135,057        106,976        128,954
Held to maturity securities, at cost                    2,477          2,993          2,870
Other investment securities, at cost                    8,144          5,470          6,331
Assets available for sale - loans                         204            363            937
Loans (net of deferred loan fees)                     304,741        275,451        286,333
Less: Allowance for loan losses                         4,485          4,222          4,339
                                                     --------       --------       --------
Net loans                                             300,256        271,229        281,994
                                                     --------       --------       --------
Premises, furniture & equipment, net                    5,731          5,919          5,819
Cash surrender value of life insurance                  8,305          7,691          8,041
Core deposit intangible, net                              132            179            167
Goodwill                                                6,305          6,305          6,305
Other assets                                            8,340          6,623          8,074
                                                     --------       --------       --------
Total assets                                         $486,540       $425,743       $464,193
                                                     ========       ========       ========

LIABILITIES
-----------
Deposits:
  Demand                                             $ 47,074       $ 40,525       $ 41,209
  Savings and money market                            170,966        159,242        159,411
  Time                                                 91,285        102,528         97,834
                                                     --------       --------       --------
Total deposits                                        309,325        302,295        298,454
                                                     --------       --------       --------
Advances from Federal Home Loan Bank                  112,307         59,975        105,027
Sweep repurchase agreements                            14,932         15,690         12,456
Other liabilities                                       7,415          7,741          7,504
                                                     --------       --------       --------
Total liabilities                                     443,979        385,701        423,441
                                                     --------       --------       --------

SHAREHOLDERS' EQUITY
--------------------
Common Stock, $12.50 par value. 1,200,000
 shares authorized, 571,233 shares issued and
 outstanding at September 30, 2004 and 582,394
 shares issued at September 30, 2003 and
 December 31, 2003.                                     7,169          7,280          7,280
Surplus                                                 3,977          4,039          4,056
Retained earnings                                      30,546         28,061         28,677
Accumulated other comprehensive income (loss)
  Net unrealized gain on securities available for
   sale, net of tax                                       869          1,770          1,542
  Minimum pension liability adjustment, net of
   taxes                                                    0           (326)             0
Less: Treasury Stock (9,572 shares as of
 September 30, 2003 and 9,614 shares as of
 December 31, 2003)                                         0            782            803
                                                     --------       --------       --------
Total shareholders' equity                             42,561         40,042         40,752
                                                     --------       --------       --------
Total liabilities & shareholders' equity             $486,540       $425,743       $464,193
                                                     ========       ========       ========


See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                (dollars in thousands except per share data)


                                          Nine Months Ended - September 30,
                                          ---------------------------------
                                                  2004          2003
                                                  ----          ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and fees on loans                     $12,264      $11,232
  Interest and dividends on securities             4,092        3,514
  Interest on federal funds sold                       0           14
                                                 -------      -------
      Total interest and dividend income          16,356       14,760
                                                 -------      -------

INTEREST EXPENSE
----------------
  Interest on deposits                             2,017        2,579
  Interest on funds purchased/borrowed             2,420        1,854
                                                 -------      -------
      Total interest expense                       4,437        4,433
                                                 -------      -------

NET INTEREST INCOME                               11,919       10,327
-------------------
  Provision for loan losses                          143          315
                                                 -------      -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                  11,776       10,012
                                                 -------      -------

NONINTEREST INCOME
------------------
  Net securities gains                               237          147
  Financial services income                        1,485        1,376
  Deposit fees and charges                         1,261          958
  Bankcard income                                    158          341
  Loan fees                                          694        1,394
  Income from cash surrender value of life
   insurance                                         264          240
  Other income                                       272          460
                                                 -------      -------
      Total noninterest income                     4,371        4,916
                                                 -------      -------

NONINTEREST EXPENSE
-------------------
  Salaries and wages                               4,887        4,382
  Pension and other employee benefits              1,754        1,404
  Net occupancy expenses                             839          853
  Equipment expenses                                 704          785
  Advertising                                        210          173
  Other professional fees                            483          525
  Other expenses                                   1,927        2,044
                                                 -------      -------
      Total noninterest expense                   10,804       10,166
                                                 -------      -------

INCOME BEFORE INCOME TAXES                         5,343        4,762
--------------------------
  Income taxes                                     1,622        1,442
                                                 -------      -------

NET INCOME                                       $ 3,721      $ 3,320
                                                 =======      =======

Weighted average common shares outstanding       571,915      573,446

Per share data:
  Net income                                     $  6.51      $  5.79
  Cash dividends declared                        $  1.90      $  1.75

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                (dollars in thousands except per share data)


                                          Three Months Ended - September 30,
                                          ----------------------------------
                                                  2004          2003
                                                  ----          ----

INTEREST AND DIVIDEND INCOME
----------------------------
  Interest and fees on loans                     $ 4,207      $ 3,844
  Interest and dividends on securities             1,437        1,127
  Interest on federal funds sold                       0            0
                                                 -------      -------
      Total interest and dividend income           5,644        4,971
                                                 -------      -------

INTEREST EXPENSE
----------------
  Interest on deposits                               693          801
  Interest on funds purchased/borrowed               886          629
                                                 -------      -------
      Total interest expense                       1,579        1,430
                                                 -------      -------

NET INTEREST INCOME                                4,065        3,541
-------------------
  Provision for loan losses                           13          105
                                                 -------      -------

NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                   4,052        3,436
                                                 -------      -------

NONINTEREST INCOME
------------------
  Financial services income                          510          466
  Deposit fees and charges                           482          334
  Bankcard income                                     68          113
  Loan fees                                          223          414
  Income from cash surrender value of life
   insurance                                          88           67
  Other income                                        13           26
                                                 -------      -------
      Total noninterest income                     1,384        1,420
                                                 -------      -------

NONINTEREST EXPENSE
-------------------
  Salaries and wages                               1,649        1,423
  Pension and other employee benefits                571          471
  Net occupancy expenses                             269          271
  Equipment expenses                                 257          255
  Advertising                                         63           58
  Other professional fees                            178          133
  Other expenses                                     649          594
                                                 -------      -------
      Total noninterest expense                    3,636        3,205
                                                 -------      -------

INCOME BEFORE INCOME TAXES                         1,800        1,651
--------------------------
  Income taxes                                       549          547
                                                 -------      -------

NET INCOME                                       $ 1,251      $ 1,104
                                                 =======      =======

Weighted average common shares outstanding       571,401      573,133

Per share data:
  Net income                                     $  2.19      $  1.93
  Cash dividends declared                        $  0.65      $  0.60

See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

                   UNION BANKSHARES COMPANY AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                Nine Months Ended September 30, 2004 and 2003
                           (dollars in thousands)
                                 (Unaudited)


                                                            2004          2003
                                                            ----          ----

Net cash flows provided by operating activities:
------------------------------------------------
  Net Income                                              $  3,721      $  3,320
    Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                            512           562
      Provision for loan losses                                143           315
      Provision for overdraft privilege program                 50             0
      Net securities gains                                    (237)         (147)
      Net (increase)/decrease in other assets                 (530)          139
      Net increase/(decrease) in other liabilities             257          (431)
      Net amortization of premium on investments               349           693
      Net increase in deferred loan origination fees           137           122
      Origination of loans held for sale                    (6,496)      (39,352)
      Proceeds from loans held for sale                      7,229        46,597
                                                          --------      --------
      Total adjustments                                      1,414         8,598
                                                          --------      --------
  Net cash provided by operating activities                  5,135        11,818
                                                          --------      --------
Cash flows from investing activities:
-------------------------------------
  Purchase of securities available for sale                (45,739)      (46,092)
  Proceeds from sales of securities available for sale      19,982         6,569
  Proceeds from calls or maturities of securities
   available for sale                                       16,717        32,057
  Proceeds from maturities of securities held to
   maturity                                                    385           315
  Net increase in loans to customers                       (18,592)      (51,307)
  Capital expenditures                                        (388)         (317)
                                                          --------      --------
  Net cash used in investing activities                    (27,635)      (58,775)
                                                          --------      --------
Cash flows from financing activities:
-------------------------------------
    Net increase in other borrowed funds                     2,475         2,626
    Net increase in advances from FHLB                       7,281        14,265
    Net increase in deposits                                10,871        26,530
    Purchase of treasury stock                                (414)         (328)
    Proceeds from sale of treasury stock                       266           216
    Dividends paid                                          (1,091)       (1,004)
                                                          --------      --------
  Net cash provided by financing activities                 19,388        42,305
                                                          --------      --------

Net decrease in cash and cash equivalents                   (3,112)       (4,652)
Cash and cash equivalents at beginning of year              14,701        16,647
                                                          --------      --------
Cash and cash equivalents at end of period                $ 11,589      $ 11,995
                                                          ========      ========


See Independent Accountants' review report. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Nine months ended September 30, 2004 and 2003
(Unaudited)
(dollars in thousands)


                                                                                                 ACCUMULATED
                                                                                                    OTHER        SHARE-
                                                    COMMON              TREASURY    RETAINED    COMPREHENSIVE    HOLDERS'
                                                    STOCK     SURPLUS    STOCK      EARNINGS    INCOME (LOSS)    EQUITY
                                                    ------    -------   --------    --------    -------------    --------

Balance at December 31, 2002                        $7,280    $4,025     $(655)     $25,745        $1,925        $38,320
Net income, nine months ended September 30, 2003         0         0         0        3,320                        3,320
Change in net unrealized gain on available
 for sale securities, net of tax of $248                 0         0         0            0          (481)          (481)
                                                    ------    ------     -----      -------        ------        -------
Total comprehensive income                               0         0         0        3,320          (481)         2,839
Sale of 2,569 shares treasury stock                      0        14       201            0             0            215
Repurchase of 3,885 shares treasury stock                0         0      (328)           0             0           (328)
Cash dividends declared                                  0         0         0       (1,004)            0         (1,004)
                                                    ------    ------     -----      -------        ------        -------
Balance at September 30, 2003                       $7,280    $4,039     $(782)     $28,061        $1,444        $40,042
                                                    ======    ======     =====      =======        ======        =======

Balance at December 31, 2003                        $7,280    $4,056     $(803)     $28,677        $1,542        $40,752
Net income, nine months ended September 30, 2004         0         0         0        3,721             0          3,721
Change in net unrealized gain on available
 for sale securities, net of tax benefit of $347         0         0         0            0          (673)          (673)
                                                    ------    ------     -----      -------        ------        -------
Total comprehensive income                               0         0         0        3,721          (673)         3,048
Sale of 2,925 shares treasury stock                     81         0       185            0             0            266
Repurchase of 4,172 shares treasury stock              (48)        0      (366)           0             0           (414)
Retirement of treasury Stock                          (144)      (79)      984         (761)            0              0
Cash dividends declared                                  0         0         0       (1,091)            0         (1,091)
                                                    ------    ------     -----      -------        ------        -------
Balance at September 30, 2004                       $7,169    $3,977     $   0      $30,546        $  869        $42,561
                                                    ======    ======     =====      =======        ======        =======

                   Union Bankshares Company and Subsidiary
                   ---------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                                  Unaudited
                                  ---------

(A) Basis of Presentation
    ---------------------

The accompanying consolidated financial statements of Union Bankshares Company (the "Company") and its subsidiary, Union Trust Company (the "Bank"), as of September 30, 2004 and 2003 and for the three- and nine month periods then ended are unaudited. However, in the opinion of the Company, all adjustments consisting of normal, recurring accruals necessary for a fair presentation have been reflected therein. Interim results are not necessarily indicative of results to be expected for the entire year.

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

(C) Intangible Assets
    -----------------

The Company has goodwill with a carrying amount of $6.3 million as of September 30, 2004 and 2003, and as of December 31, 2003. Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill is evaluated for impairment at least annually.

The Company has an intangible asset subject to amortization related to the acquisition of a bank in 2000. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


(in thousands)                      September 30, 2004    September 30, 2003    December 31, 2003
                                    ------------------    ------------------    -----------------

Core deposit intangible, cost              $323                  $323                  $323
Accumulated amortization                    191                   144                   156
                                           ----                  ----                  ----
Core deposit intangible, net               $132                  $179                  $167

Amortization expense related to the core deposit intangible amounted to $35,000 for the nine month periods ended September 30, 2004 and 2003. Amortization expense amounted to $12,000 for the three month periods ended September 30, 2004 and 2003. The expected amortization expense is estimated to be $47,000 per year through 2006 and $27,000 in 2007.

(D) Securities
    ----------

The following table sets forth the Company's securities at the dates indicated.


                                        September 30, 2004      September 30, 2003      December 31, 2003
------------------------------------------------------------------------------------------------------------
                                        Amortized    Fair       Amortized    Fair       Amortized    Fair
                                          Cost       Value        Cost       Value        Cost       Value
------------------------------------------------------------------------------------------------------------
                                                              (Dollars in thousands)

Securities available for sale:
  U.S. Government & federal
   agency obligations                   $ 29,710    $ 30,183    $ 42,365    $ 44,688    $ 38,317    $ 39,433
  Mortgage-backed securities              84,823      85,562      40,688      40,687      67,637      67,958
  Obligations of state and
   political subdivisions                 11,761      12,467      11,801      12,485      11,772      12,580
  Other bonds & obligations                6,781       6,845       8,924       9,116       8,891       8,983
------------------------------------------------------------------------------------------------------------
  Total                                  133,075     135,057     103,778     106,976     126,617     128,954

Securities held to maturity:
  Obligations of state and
   political subdivisions               $  2,477    $  2,613    $  2,993    $  2,992    $  2,870    $  3,041

(E) Loans
    -----

The following table presents selected data relating to the composition of the Company's loan portfolio by type of loan on the dates indicated.


                                         September 30, 2004      September 30, 2003      December 31, 2003
------------------------------------------------------------------------------------------------------------
                                         Amount     Percent      Amount     Percent      Amount     Percent
------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Real estate loans                       $255,064     83.7%      $228,170     82.8%      $241,801     84.5%
Commercial and industrial loans           21,616      7.1         20,940      7.6         23,837      8.3
Consumer loans                            22,597      7.4         17,299      6.3         17,494      6.1
Municipal loans                            5,403      1.8          8,967      3.3          3,276      1.1
------------------------------------------------------------------------------------------------------------
  Total loans                            304,680    100.0        275,376    100.0        286,408    100.0

Less:
Deferred loan origination
 fees (costs)                                 61                      75                     (75)
Allowance for loan losses                  4,485                   4,222                   4,339
------------------------------------------------------------------------------------------------------------
  Loans, net                             300,256                 271,229                 281,994

(F) Allowance for Loan Losses
    -------------------------

The following table analyzes activity in the Company's allowance for loan losses for the periods indicated.


                                                   Nine Months Ended     Nine Months Ended
                                                   September 30, 2004    September 30, 2003
-------------------------------------------------------------------------------------------
                                                           (Dollars in thousands)

Average loans, net                                      $286,348             $235,386
Period-end net loans                                     300,256              271,229

Allowance for loan losses at beginning of period           4,339                3,679
Provision for loan losses                                    143                  315
Other - overdraft privilege program                           50                    0
Plus recoveries                                              190                  313
Loans charged-off                                            238                   85
-------------------------------------------------------------------------------------------
Allowance for loan losses at end of period                 4,485                4,222

Non-performing loans                                         990                1,771

Ratios:
  Allowance for loan losses to period-end net loans          .02                  .02
  Net charge-offs (recoveries to average loans, net)         .0002               (.0010)

(G) Deposits and Borrowed Funds
    ---------------------------

The following table sets forth the Company's various types of deposit accounts and the balances in these accounts as well as the borrowings of the Company at the dates indicated.


                                         September 30, 2004      September 30, 2003      December 31, 2003
------------------------------------------------------------------------------------------------------------
                                         Amount     Percent      Amount     Percent      Amount     Percent
------------------------------------------------------------------------------------------------------------
                                                               (Dollars in thousands)

Deposits
  Savings deposits                      $ 62,434     20.2%      $ 54,840     18.1%      $ 55,395     18.6%
  Now accounts                            76,609     24.8         65,780     21.8         65,657     22.0
  Money market deposits                   31,923     10.3         38,622     12.8         38,359     12.8
  Demand deposits                         47,074     15.2         40,525     13.4         41,209     13.8
  Certificates of deposit                 91,285     29.5        102,528     33.9         97,834     32.8
------------------------------------------------------------------------------------------------------------
  Total deposits                         309,325    100.0        302,295    100.0        298,454    100.0

Borrowed funds:
  Advances from Federal Home
  Loan Bank of Boston:
  Maturities less than
   one year                             $ 82,157     73.2%      $ 22,760     37.9%      $ 78,789     75.0%
  Maturities greater than
   one year                               30,150     26.8         37,215     62.1         26,238     25.0
------------------------------------------------------------------------------------------------------------
  Total borrowed funds                   112,307    100.0         59,975    100.0        105,027    100.0

(H) Income Taxes
    ------------

Income taxes resulted from applying normal, expected tax rates on income earned and on losses during the three months ended September 30, 2004 and 2003. The income tax expense was $549,000 for the three months ended September 30, 2004 compared to the income tax expense of $547,000 for the three months ended September 30, 2003. The effective tax rate for the three month period ended September 30, 2004 and September 30, 2003 was 30.5% and 33.1%, respectively.

(I) Regulatory Agencies
    -------------------

The Bank's primary regulators are the Federal Reserve Bank of Boston and, as a state chartered bank, the Bureau of Financial Institutions of the State of Maine.

(J) Recent Accounting Developments
    ------------------------------

In December 2003, the Accounting Standards Executive Committee issued Statement of Position (SOP) No. 03-3, "Accounting for Certain Loans and/or Debt Securities Acquired in a Transfer." This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable to credit quality. This SOP does not apply to loans originated by the entity, and it prohibits both the creating and carry over of valuation allowances in the initial accounting of all loans acquired in a transfer within the scope of this SOP. This prohibition of the carry over applies to purchase of an individual loan, a pool of loans, a group of loans and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Based on presently available information, management believes the adoption of this SOP will not have a significant effect on its consolidated financial statements.

On March 9, 2004, the SEC issued Staff Accounting Bulletin 105, "Application of Accounting Principles to Loan Commitments," ("SAB 105") to inform registrants of the Staff's view that the fair value of the recorded loan commitments should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The Staff will not object to the application of existing accounting practices to loan commitments accounted for as derivatives that are entered into on or before March 31, 2004, with appropriate disclosures. On April 1, 2004, the Company adopted the provisions of SAB 105. The Company records the value of its mortgage loan commitments at fair market value for mortgages it intends to sell. The Company does not currently include, and was not including, the value of mortgage servicing or any other internally developed intangible assets in the valuation of its mortgage loan commitments. Therefore, the adoption of SAB 105 did not have an impact on the Company's financial condition or results of operations.

(K) Stock Repurchase Plan
    ---------------------

On April 14, 2004, the Board of Directors voted to authorize the Company to purchase up to 28,850 shares or approximately 5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. The Company repurchased 500 shares as part of this plan during the third quarter of 2004 at an average price of $97.44.

(L) Reclassification
    ----------------

Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

(M) Employee Benefits
    -----------------

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

Net periodic benefit cost of these plans includes the following components for the three and nine month periods ended September 30:


                                                Three months ended September 30,
(in thousands)                                   2004                    2003
-------------------------------------------------------------------------------------
                                         Pension      Other      Pension      Other
                                         Benefits    Benefits    Benefits    Benefits
                                         --------------------------------------------

Service cost                               $117        $ 18        $ 87        $ 18
Interest cost                               114          24         103          24
Expected return on plan assets             (115)          0         (83)          0
Recognized net actuarial (gain) loss         26           0          18           0
Amortization (accretion) of
 unrecognized transition asset
 or obligation                                0          11          (3)         11
Amortization of prior service cost            0           0           0           0
-----------------------------------------------------------------------------------
Net periodic benefit cost                  $142        $ 53        $122        $ 53
-----------------------------------------------------------------------------------


                                                Nine months ended September 30,
(in thousands)                                   2004                    2003
-------------------------------------------------------------------------------------
                                         Pension      Other      Pension      Other
                                         Benefits    Benefits    Benefits    Benefits
                                         --------------------------------------------

Service cost                               $352        $ 55        $262        $ 55
Interest cost                               342          73         308          73
Expected return on plan assets             (346)          0        (248)          0
Recognized net actuarial (gain) loss         78          (1)         55          (1)
Amortization (accretion) of
 unrecognized transition asset
 or obligation                                0          34         (10)         34
Amortization of prior service cost           (2)          0          (2)          0
-----------------------------------------------------------------------------------
Net periodic benefit cost                  $424        $161        $365        $161
-----------------------------------------------------------------------------------

The expected pension contribution for the Company during 2004 is $55,000.

(N) Treasury Stock
    --------------

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
-----------------------------------------------------------------------

The following discussion compares the consolidated financial condition of Union Bankshares Company at September 30, 2004 and September 30, 2003 and September 30, 2004 to December 31, 2003, and the results of operations for the nine months ended September 30, 2004, compared to the same period in 2003. This discussion and analysis should be read in conjunction with the consolidated financial statements and related notes thereto included within this report.

Forward Looking Statements

This Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

* The strength of the United States economy in general and the strength of the local economies in which we operate;
* Changes in deposit flows, demand for mortgages and other loans, real estate values, and competition;
* Changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
*     Changes in accounting principles, policies, or guidelines; and
* Other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services.

This list of important factors is not exclusive. Union Bankshares and its wholly-owned subsidiary, Union Trust Company, disclaims any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on their behalf.

General

Union Bankshares is a one-bank holding company, organized under the laws of the State of Maine and headquartered in Ellsworth, Maine. Union Bankshares' only subsidiary is Union Trust Company, which is a full service, independent, community bank with fifteen offices located along Maine's coast, stretching from Waldoboro to Machias.

Union Trust's business consists of attracting deposits from the general public and using these funds to originate various types of loans, including mortgage loans secured by one-to four-family residences, commercial loans secured by general business assets, commercial real estate loans secured by commercial property, and to invest in U.S. Government and federal agency and others securities. To a lesser extent, Union Trust engages in various forms of consumer and home equity lending.

Our profitability depends primarily on its net interest income, which is the difference between the interest income earned on loans and investment portfolio and the cost of funds, which consists mainly of interest paid on deposits and on borrowings from the FHLB. Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on these balances. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income.

Our profitability is also affected by the level of non-interest income and non-interest expense. Non-interest income consists primarily of service fees, loan servicing and other loan fees and gains on sales of securities. Non-interest expense consists of salaries and benefits, occupancy related expenses and other general operating expenses.

The operations of Union Trust, and banking institutions in general, are significantly influenced by general economic conditions and related monetary and fiscal policies of financial institution's regulatory agencies. Deposit flows and the cost of funds are influenced by interest rates on competing investments and general market rates of interest.

Lending activities are affected by the demand for financing real estate and other types of loans, which in turn are affected by the interest rates at which such financing may be offered and other factors affecting loan demand and the availability of funds.

Business Strategy

Our business strategy is to operate as a well-capitalized, profitable community bank dedicated to financing home ownership, small business and consumer needs in its market area and providing quality service to its customers. We have implemented this strategy by: (i) monitoring the needs of customers and providing quality service; (ii) emphasizing consumer-oriented banking by originating residential mortgage loans and consumer loans, and by offering various deposit accounts and other financial services and products; (iii) emphasizing commercial banking and lending by originating loans for small businesses and providing greater services in its commercial and commercial real estate loan department; (iv) maintaining high asset quality through conservative underwriting; and (v) producing stable earnings.

Critical Accounting Policies

The Notes to Consolidated Financial Statements for the year ended December 31, 2003 included in our Annual Report on Form 10-K for the year ended December 31, 2003 contain a summary of the Company's significant accounting policies. We believe that our policy with respect to the methodology for determining the allowance for loan losses involves a higher degree of complexity and requires management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could cause reported results to differ materially. These critical policies and their application are periodically reviewed with Union Bankshares' Audit Committee and Board of Directors.

Average Balances, Interest and Average Yields

The following tables set forth certain information relating to Union Bankshares' average balance sheet and reflect the interest earned on assets and interest cost of liabilities for the periods indicated and the average yields earned and rates paid for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balances of assets and liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Loans on nonaccrual status are included in the average balances of loans shown in the tables. The securities in the following tables are presented at amortized cost.


                                 AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                                 NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                    Nine Months Ending September 30, 2004    Nine Months Ending September 30, 2003
------------------------------------------------------------------------------------------------------------------
                                                     Interest                                Interest
                                          Average     Income/   Yield/            Average     Income/   Yield/
                                          Balance     Expense    Rate             Balance     Expense    Rate
------------------------------------------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)

INTEREST-EARNING ASSETS:
------------------------
Securities available for sale             $134,681    $ 5,630    4.18             $113,445    $ 4,803    4.23
Securities held to maturity                  2,738        210    7.66                3,108        240    7.72
Federal funds sold                               0          0       0                  917         10    1.09
Loans (net)                                291,172     16,409    5.64              242,087     15,140    6.25
                                          --------    -------                     --------    -------
  Total interest-earning assets            428,591    $22,249    5.19              359,557    $20,193    5.62
                                                      =======                                 =======
Other assets                                28,279                                  27,987
                                          --------                                --------
  Total Assets                            $456,870                                $387,544
                                          ========                                ========

INTEREST-BEARING LIABILITIES:
-----------------------------
Savings deposits                          $118,311    $   361    0.31             $107,020    $   513    0.48
Time deposits                               95,304      2,047    2.15              101,241      2,504    2.47
Money market accounts                       34,457        282    0.82               36,409        427    1.17
Borrowings                                 126,220      3,213    2.55               67,576      2,457    3.64
                                          --------                                --------
  Total interest-bearing liabilities       374,292    $ 5,903    1.58              312,246    $ 5,901    1.89
                                                      =======                                 =======
Other noninterest bearing liabilities
 and shareholders' equity                   82,578                                  75,298
                                          --------                                --------
Total liabilities and shareholders'
 equity                                   $456,870                                $387,544
                                          ========                                ========

Net interest income                                   $16,346                                 $14,292

Interest rate spread                                             3.61                                    3.73

Net interest margin                                              3.81                                    3.98


                                 AVERAGE BALANCES, INTEREST AND AVERAGE YIELDS
                                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                     Three Months Ending September 30, 2004    Three Months Ending September 30, 2003
---------------------------------------------------------------------------------------------------------------------
                                                     Interest                                   Interest
                                          Average     Income/   Yield/               Average     Income/   Yield/
                                          Balance     Expense    Rate                Balance     Expense    Rate
---------------------------------------------------------------------------------------------------------------------
                                                                   (Dollars In Thousands)

INTEREST-EARNING ASSETS:
------------------------
Securities available for sale             $140,630    $ 5,893    4.19                $114,491    $ 4,609    4.03
Securities held to maturity                  2,593        187    7.21                   3,124        229    7.33
Federal funds sold                               0          0       0                     917         10    1.09
Loans (net)                                300,990     16,632    5.53                 257,639     15,348    5.96
                                          --------    -------                        --------    -------
  Total interest-earning assets            444,213    $22,712    5.11                 376,171    $20,196    5.37
                                                      =======                                    =======
Other assets                                29,310                                     26,850
                                          --------                                   --------
  Total Assets                            $473,523                                   $403,021
                                          ========                                   ========

INTEREST-BEARING LIABILITIES:
-----------------------------
Savings deposits                          $126,299    $   434    0.34                $113,774    $   415    0.37
Time deposits                               92,997      2,033    2.19                 102,206      2,376    2.32
Money market accounts                       34,526        284    0.82                  37,840        381    1.01
Borrowings                                 132,591      3,507    2.65                  69,065      2,476    3.59
                                          --------    -------                        --------    -------
  Total interest-bearing liabilities       386,413    $ 6,258    1.62                 322,885    $ 5,648    1.75
                                                      =======                                    =======
Other noninterest bearing liabilities
 and shareholders' equity                   87,110                                     80,136
                                          --------                                   --------
Total liabilities and shareholders'
 equity                                   $473,523                                   $403,021
                                          ========                                   ========

Net interest income                                   $16,454                                    $14,548

Interest rate spread                                             3.49                                       3.62

Net interest margin                                              3.70                                       3.87

Liquidity and Capital Resources. Our primary sources of funds consist of deposits, borrowings, repayments and prepayments of loans, sales and participation of loans, maturities of securities and interest-bearing deposits and funds provided from operations. While scheduled repayments of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources primarily to fund existing and future loan commitments, to fund net deposit outflows, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses.

The Company is required to maintain adequate levels of liquid assets. This guideline, which may be varied depending upon economic conditions and deposit flows, is measured by the core basic surplus. As of September 30, 2004 the Company's basic surplus was $91.4 million, or 18.8% of total assets. Total basic surplus (basic surplus plus funding available by using qualifying loans to secure Federal Home Loan Bank ("FHLB") advances) was $115.6 million, or 23.8% of total assets. This provides the Bank with meaningful capacity and flexibility to fund new loan and investment opportunities, and provide protection for unanticipated deposit fluctuations.

A major portion of the Company's liquidity consists of cash and cash equivalents, short-term U.S. Government and federal agency obligations and corporate bonds. The level of these assets is dependent upon the Company's operating, investing, lending and financing activities during any given period.

Liquidity management is both a daily and long-term function of management. If the Company requires funds beyond its ability to generate them internally, the Bank has the ability to borrow additional funds from the FHLB. At September 30, 2004, the Bank had borrowings of $112.3 million from the FHLB. The Company anticipates that it will continue to have sufficient funds, through repayments, deposits and borrowings, to meet its current commitments.

The Federal Reserve Board guidelines for risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks that are members of the Federal Reserve System generally call for an 8% total capital ratio of which 4% must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighing assets and off-balance sheet instruments according to their relative credit risks. At September 30, 2004, the Company and the Bank had exceeded all the minimum capital ratios. The Bank's capital position at September 30, 2004 was as follows:


                                                      Minimum Regulatory
                                September 30, 2004       Requirements
                                ------------------    ------------------

      Leverage Capital Ratio            7.39%               4.0%
      Risk Based Ratio                 12.91%               8.0%
      Tier 1 Ratio                     11.66%               4.0%

The Company's aggregate contractual obligations at September 30, 2004 were as follows:


                                         Payments due by period
                                         ----------------------

                                   Less than      1-3       3-5     More than
Contractual Obligations    Total     1 year      years     years     5 years
-----------------------    -----   ---------     -----     -----    ---------

                                            (in thousands)

FHLB borrowings          $112,307    $82,157    $23,399    $4,751     $2,000
Operating leases               36         26          9         1          0
                         --------    -------    -------    ------     ------
Total                    $112,343    $82,183    $24,408    $4,752     $2,000

Financial Condition and Results of Operations

Comparison of Financial Condition at September 30, 2004 and December 31,
2003

Total assets amounted to $486.5 million at September 30, 2004 compared to $464.2 million at December 31, 2003, an increase of $22.3 million or 4.8%. The increase in total assets was resulted from an increase in net loans of $18.3 million or 6.5% and an increase in available for sale securities of $6.1 million or 4.7%.

Cash and due from banks were $11.6 million at September 30, 2004 compared to $14.7 million at December 31, 2003, a decrease of $3.1 million or 21.2%, primarily due to higher than normal seasonal outflows and funding of new loan growth. Securities available for sale increased to $135.1 million at September 30, 2004 from $129.0 million at December 31, 2003. The growth in the investment portfolio was primarily due to an increase in US Government Agency Securities in an effort to maintain and grow earning assets.

Net loans increased by $18.3 million or 6.5% to $300.3 million or 61.7% of total assets at September 30, 2004 as compared to $282.0 million or 60.7% of total assets at December 31, 2003. The increase was primarily due to growth in residential real estate loans, the Bank's efforts to develop new lending relationships, and the expansion of existing borrowing relationships.

Real estate loans increased by $13.3 million or 5.5% to $255.1 million at September 30, 2004 from $241.8 million at December 31, 2003, primarily due to competitive pricing and market share growth.

Commercial and industrial, municipal and consumer loans increased by $5.0 million or 11.2% to $49.6 million at September 30, 2004 from $44.6 million at December 31, 2003, primarily due to growth in home equity loans. The increase in municipal loans was primarily due to our success in the loan bidding process.

The Company's deposits increased to $309.3 million at September 30, 2004 from $298.5 million at December 31, 2003, an increase of $10.9 million or 3.6%. Demand deposit accounts increased by $5.9 million or 14.2% to $47.1 million at September 30, 2004 from $41.2 million at December 31, 2003. Savings deposits, including NOW deposits, increased by $18.0 million or 14.9% to $139.0 million at September 30, 2004 from $121.1 million at December 31, 2003. The increase in deposits was primarily due to seasonal inflows and market growth. The Bank also offered a new deposit product during the third quarter of 2004.

Borrowings increased by $7.3 million or 6.9%, to $112.3 million at September 30, 2004 from $105.0 million at December 31, 2003, primarily as a result of an increase in funding to support the growth in net loans.

Comparison of the Operating Results for the Three and Nine Months Ended September 30, 2004 and 2003

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

Net Income. Net income increased to $1.3 million for the three months ended September 30, 2004, from $1.1 million for the three months ended September 30, 2003. The third quarter results reflect an increase in net interest income of $524,000, or 14.8%, a decrease in non-interest income of $36,000 or 2.5% and an increase in non-interest expense of $431,000, or 13.4%. Return on average assets was 1.04% for the three months ended September 30, 2004 as compared to 1.07% for the three months ended September 30, 2003. Return on average equity was 12.13%for the three months ended September 30, 2004 as compared to 11.03% for the three months ended September 30, 2003.

Net income increased to $3.7 million for the nine months ended September 30, 2004, from $3.3 million for the nine months ended September 30, 2003. The nine months ended September 30 results reflect an increase in net interest income of $1.6 million, or 15.4%, a decrease in non-interest income of $545,000 or 11.1% and an increase in non-interest expense of $638,000, or 6.3%. Return on average assets was 1.07% for the nine months ended September 30, 2004, compared to 1.11% for the nine months ended September 30, 2003. Return on average equity was 12.01% for the nine months ended September 30, 2004, compared to 11.15% for the nine months ended September 30, 2003.

Interest and Dividend Income. Total interest and dividend income increased by $673,000 or $13.5 to $5.6 million for the three months ended September 30, 2004 from $5.0 million. The increase was primarily due to higher earning assets, in particular, loans and investments. The average balance of net loans for the three months ended September 30, 2004 was $301.0 million compared to $257.6 million for the three months ended September 30, 2003. The average tax equivalent yield on loans was 5.53% for the three months ended September 30, 2004 compared to 5.96% for the three months ended September 30, 2003.

The average balance of investments for the three months ended September 30, 2004 was $143.2 million compared to $117.6 million for the three months ended September 30, 2003. The average tax equivalent yield on investments was 4.24% for the three months ended September 30, 2004, versus 4.11% for the same period ended September 30, 2003.

Total interest and dividend income increased by $1.6 million or 10.8% to $16.4 million for the nine months ended September 30, 2004 from $14.8 million for the nine months ended September 30, 2003. The increase was primarily the result of an increase in earning assets offset in part by lower yields. The average balance of net loans for the nine months ended September 30, 2004 was $291.2 million compared to $242.1 million for the nine months ended September 30, 2003. The average tax equivalent yield on loans was 5.6% for the nine months ended September 30, 2004 compared to 6.3% for the nine months ended September 30, 2003.

The average balance of investments for the nine months ended September 30, 2004 was $137.4 million compared to $116.6 million for the nine months ended September 30, 2003. The average tax equivalent yield on investments was 4.2% for the nine months ended September 30, 2004, and 4.3% for the nine months ended September 30, 2003. The decrease was primarily due to an overall investment strategy to maintain interest income revenue levels while maintaining adequate liquidity on the balance sheet, offset in part by lower yields.

Interest Expense. Total interest expense increased by $149,000 or 10.4% for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003. The increase in interest expense was primarily due to higher costs of borrowings. Average interest-bearing deposits of $253.8 million remained flat for the three months ended September 30, 2004 to September 30, 2003. Average borrowings increased by $63.5 million to $132.6 million for the three months ended September 30, 2004 from $69.1 million for the three months ended September 30, 2003, as a result of an increase in the funding of new loans and investments. The average rate on interest-bearing deposits decreased 17 basis points to 1.1%, while the average rate on borrowed funds decreased 94 basis points to 2.65% from 3.59% during the same period.

Total interest expense increased by $4,000 or 0.1% for the nine months ended September 30, 2004 from $4.4 million for the nine months ended September 30, 2003. The increase in interest expense was primarily due to higher costs of borrowings. Average interest-bearing deposits increased by $3.4 million or 1.4% to $248.1 million for the nine months ended September 30, 2004. Average borrowings increased by $58.6 million to $126.2 million for the nine months ended September 30, 2004 from $67.8 million for the nine months ended September 30, 2003, as a result of an increase in the funding of new loans and investments. The average rate on interest-bearing deposits decreased 33 basis points to 1.1% for the nine months ended September 30, 2004 from 1.4
% for the nine months ended September 30, 2003, while the average rate on borrowed funds decreased 109 basis points to 2.6% from 3.6% during the same period.

Net Interest Income. Net interest income for the three months ended September 30, 2004 was $4.1 million as compared to $3.5 million for the three months ended September 30, 2003. The increase in net interest income was the result of an increase in interest and dividend income. The average yield on interest earning assets decreased 26 basis points to 5.11% for the three months ended September 30, 2004 from 5.37% for the three months ended September 30, 2003, while the average cost on interest-bearing liabilities decreased by 13 basis points to 1.62% for the three months ended September 30, 2004 from 1.75% for the three months ended September 30, 2003. As a result, the interest rate spread decreased by 13 basis points to 3.49% for the three months ended September 30, 2004 from 3.62% for the three months ended September 30, 2003. The net interest margin decreased by 17 basis points to 3.70% for the three months ended September 30, 2004 from 3.87% from the three months ended September 30, 2003.

Net interest income for the nine months ended September 30, 2004 was $11.9 million as compared to $10.3 million for the nine months ended September 30, 2003. The increase in net interest income was the result of an increase in interest and dividend income. The average yield on interest earning assets decreased 43 basis points to 5.2% for the nine months ended September 30, 2004 from 5.6% for the nine months ended September 30, 2003, while the average cost on interest-bearing liabilities decreased by 31 basis points to 1.6% for the nine months ended September 30, 2004 from 1.9% for the nine months ended September 30, 2003. As a result, the interest rate spread decreased by 12 basis points to 3.6% for the nine months ended September 30, 2004 from 3.7% for the nine months ended September 30, 2003. The net interest margin decreased by 0.17% to 3.81% for the nine months ended September 30, 2004 from 3.98% from the nine months ended September 30, 2003.

The following table presents the effect of tax exempt income on the calculation of the net interest margin:


                                       Nine months ended September 30,
                                               2004       2003
----------------------------------------------------------------------
                                               (in thousands)

Net interest income as presented              $11,919    $10,327
Effect of tax-exempt income                       439        448
                                              -------    -------
Net interest income, tax equivalent           $12,358    $10,775
                                              =======    =======

Provision for Loan Losses. Provisions for loan losses, which are charged to operations and resulting loan loss allowances, are amounts that we believe will be adequate to absorb probably losses on existing loans may become uncollectible. Loans are charged off against the allowance when we believe collection is unlikely. We engage an independent loan review service to conduct a periodic review of our commercial loan portfolio.

Our provision for loan losses for the nine months ended September 30, 2004 was $143,000 plus an additional $50,000 for the overdraft privilege program, compared to $315,000 for the nine months ended September 30, 2003, and $13,000 for the three months ended September 30, 2004, compared to $105,000 for the three months ended September 30, 2003. The decrease in the provision for loan losses was the result of management's evaluation of Union Trust's prior loan loss experience, changes in the nature of the loan portfolio, overall portfolio quality and overall economic conditions. The allowance for loan losses was $4.5 million or 1.5% of total loans as of September 30, 2004 and $4.2 million or 1.5% at September 30, 2003.

Non-performing loans at September 30, 2004 totaled $990,000 as compared to $1.8 million at September 30, 2003. The decrease is primarily due to several larger loan upgrades and loan workouts. Although we utilize our best judgment in providing for probable losses, there can be no assurances that we will not have to increase the provision for loan losses in the future as a result of increased loan demand, future increases in non-performing assets or other factors that may be outside the control of our management.

Noninterest Income. Noninterest income decreased by $36,000, or 2.5%, to $1.4 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003. This decrease was not unexpected and is consistent with industry-wide trends. Loan fees decreased $191,000, or 46.1%, for the three months ended September 30, 2004, primarily due to the slowdown of mortgage refinancing activity. Financialservices income increased by $44,000, or 9.4%, to $510,000 for the three months ended September 30, 2004 from $466,000 for the three months ended September 30, 2003. The increase in financial services income was a result of an increase in the market value of trust assets.

Noninterest income, excluding net securities gains, decreased by $635,000, or 13.3% for the nine months ended September 30, 2004 from $4.9 million for the nine months ended September 30, 2003. This decrease was not unexpected and is consistent with industry-wide trends. Loan fees decreased $700,000, or 50.2%, for the nine months ended September 30, 2004, primarily due to the slowdown of mortgage refinancing activity. Financial services income increased by $109,000, or 7.9%, to $1.5 million for the nine months ended September 30, 2004 from $1.4 million for the nine months ended September 30, 2003, primarily due to market growth and related financial service fees earned on trust assets.

Noninterest Expense. Noninterest expense increased by $431,000, or 13.4% to $3.6 million for the three months ended September 30, 2004, as a result of an increase in salaries and employee benefits, and other professional fees. Salaries and employee benefits increased $326,000, or 17.2% to $2.2 million for the three months ended September 30, 2004 from $1.9 million at September 30, 2003. Other professional fees increased $45,000, or 33.8% to $178,000 for the three months ended September 30, 2004 from $133,000 at September 30, 2003, primarily due to expenses related to specific strategic initiatives.

Noninterest expense increased by $638,000, or 6.3% to $10.8 million for the nine months ended September 30, 2004, as a result of an increase in salaries and employee benefits, which were partially offset by decreases in expenses related to equipment, other professional fees and mortgage valuation expenses. Salaries and employee benefits increased $855,000, or 14.8% to $6.6 million for the nine months ended September 30, 2004 from $5.8 million at September 30, 2003. Equipment expenses decreased $81,000, or $10.3% to $704,000 for the nine months ended September 30, 2004 from $785,000 at September 30, 2003. Other professional fees decreased $42,000 or 8.0%, to $483,000 for the nine months ended September 30, 2004 from $525,000 at September 30, 2003.

Off-Balance Sheet Arrangements. In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At September 30, 2004, and September 30, 2003, the following financial instruments, whose contract amounts represent credit risk, were outstanding.


                                                      September 30,
                                                    2004        2003
----------------------------------------------------------------------
                                                     (In thousands)

1.  Unused Commitments:

    A.  Revolving, open-end lines secured by
        1-4 family residential properties,
        e.g., Home Equity lines                    $16,127     $13,001
    B.  Secured real estate loans                   20,039      17,541
    C.  Lines of Credit, Reserve Checking,
        Municipal Loans                             21,338      22,224
2.  Financial Standby Letters of Credit:               453         532

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

In management's opinion, there have been no material changes in the reported market risks since December 31, 2003 as reported in Item 7A of the Annual Report on Form 10-K.

Item 4: CONTROLS AND PROCEDURES

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules

13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls andprocedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                   PART II
                                   -------

Item 1:    LEGAL PROCEEDINGS

None

Item 2:    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2004, the Company repurchased 500 shares of its common stock.


                                         COMPANY PURCHASES OF EQUITY SECURITIES

                                                                                                         (d) Maximum Number
                                                                                                           (or Approximate
                                                                                 (c) Total Number of       Dollar Value) of
                                        a) Total Number of   (b) Average Price     Shares (or Units)    Shares (or Units) that
                                               Shares               Paid         Purchased as Part of    may yet be Purchased
                                             (or Units)           per Share       Publicly Announced      under the Plans or
Period                                       Purchased         (or Unit) ($)       Plans or Programs           Programs
------                                  ------------------   -----------------   --------------------   ----------------------

July1, 2004 through July 31, 2004               100               $94.00                 100                    13,424
August 1, 2004 through August 31, 2004          200               $98.00                 200                    13,224
September 1, 2004 through
 September 30, 2004                             200               $98.88                 200                    13,024
Total                                           500               $97.44                 500                    13,024

Item 3:    DEFAULTS UPON SENIOR SECURITIES

None

Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5:    OTHER INFORMATION

None

Item 6:    EXHIBITS


           Exhibit No.    Description
           -----------    -----------

            3.1 Amended and Restated Articles of Incorporation of the Company
            3.2           Restated Bylaws of the Company
           31.1           Rule 13a - 14 (a)/15d - 14(a) Certifications
           32.1           Section 1350 Certifications

                                 SIGNATURES
                                 ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNION BANKSHARES COMPANY

November 12, 2004                      /s/ Peter A. Blyberg
-----------------                      ------------------------------------
     Date                              Peter A. Blyberg, President and Chief
                                       Executive Officer

November 12, 2004                      /s/ Timothy R. Maynard
-----------------                      ------------------------------------
     Date                              Timothy R. Maynard, Chief Financial
                                       Officer

                                Exhibit Index

Exhibit Number    Description
--------------    -----------

 3.1              Amended and Restated Articles of Incorporation of the Company

 3.2              Restated Bylaws of the Company

31.1              Rule 13a-14(a) / 15d-14(a) Certifications

32.1              Section 1350 Certifications