Form 10-K
period 2004-12-31
UNION BANKSHARES CO/ME
filed 2005-03-31
CIK 745083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

                       Commission File Number 0-12958


                          UNION BANKSHARES COMPANY
           (Exact name of registrant as specified in its charter)

             Maine                                   01-0395131
             -----                                   ----------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)


                 66 Main Street, Ellsworth, Maine        04605
            (Address of principal executive offices)   (Zip Code)

                               (207) 667-2504
            (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $12.50 per share
                              (Title of class)


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

The aggregate market closing value of the voting stock held by non-affiliates of the registrant as of June 30, 2004, was approximately $51,778,600.

1,116,330 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding as of March 21, 2005.

             Documents incorporated by reference in this report:

Portions of the definitive proxy statement, to be dated April 18, 2005, for the 2005 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report on Form 10-K.

                              TABLE OF CONTENTS
                              -----------------

                                   PART I

Item 1.     Business                                                    1
Item 2.     Properties                                                  7
Item 3.     Legal Proceedings                                           8
Item 4.     Submission of Matters to a Vote of Security Holders         8


                                   PART II

Item 5      Market for Registrant's Common Stock, Related
             Shareholder Matters and Issuer Purchases of
             Equity Securities                                          9
Item 6.     Selected Financial Data                                    10
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       11
Item 7A.    Quantitative and Qualitative Disclosures About
             Market Risk                                               23
Item 8.     Financial Statements and Supplementary Data                26
Item 9.     Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                       49
Item 9A.    Controls and Procedures                                    49
Item 9B.    Other Information                                          50


                                  PART III

Item 10.    Directors and Executive Officers of the Registrant         50
Item 11.    Executive Compensation                                     50
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management and Related Shareholder Matters            50
Item 13.    Certain Relationships and Related Transactions             50
Item 14.    Principal Accountant Fees and Services                     50


                                   PART IV

Item 15.    Exhibits and Financial Statement Schedules                 51

Signatures                                                             52

                                   PART I

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

      This list of important factors is not exclusive. Union Bankshares Company and its wholly-owned subsidiary, Union Trust Company, disclaims any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on their behalf.

Item 1.  Business

      Union Bankshares Company (the "Company") is a state-chartered, federally registered bank holding company headquartered in Ellsworth, Maine incorporated in 1984. The Company is the sole stockholder of Union Trust Company ("Union Trust" or the "Bank"), a Maine chartered commercial bank established in 1887. On August 31, 2000, the Company completed its acquisition of Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000,The Waldoboro Bank, FSB was merged with Union Trust.

      The Bank is a community-oriented commercial bank with thirteen offices located along Maine's coast, stretching from Waldoboro to Jonesport. The Bank conducts its operations out of its main office in Ellsworth, Maine. It also operates through branch offices located in Ellsworth, Blue Hill, Stonington, Milbridge, Jonesport, Somesville, Castine, Bar Harbor, Waldoboro, Rockland, Belfast and Camden, Maine. Its deposits are gathered from the general public in these towns and surrounding communities, and its lending activities are concentrated primarily in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine.

      The Company serves the financial needs of individuals, businesses, municipalities and organizations with a full range of community banking services. The community banking business derives its revenues from interest and fees earned in connection with its lending activities, interest and dividends on investment securities, service charges and fees on deposit accounts, and fees and commissions from trust accounts and investment advisory services. As of December 31, 2004, the Company had total assets of $488.4 million, total deposits of $305.0 million and shareholders' equity of $41.1 million.

Competition

      The Company contends with considerable competition both in generating loans and attracting deposits. The Company's competition for loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates offered, loan fees charged, loan products offered, service provided, and geographic locations.

      In attracting deposits, the Company's primary competitors are savings banks, commercial banks, credit unions, as well as other non-bank institutions that offer financial alternatives such as brokerage firms and insurance companies. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rate of return, liquidity, and risk among other factors, convenient branch location and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

      Liberal interstate banking laws have resulted in an increase in acquisitions of locally-owned Maine-based banks by non-local entities. Management believes that these acquisitions often result in customer dissatisfaction as the decision-making on loans, marketing, and other aspects of the acquired banks' businesses is shifted from local bank management possessing independent decision-making power to management operating under policies and guidelines from corporate headquarters in other states. Thus, we believe that there will continue to be a need for a bank in our primary market area with local management having decision-making power and emphasizing loans to small and medium sized businesses and to individuals.

      The Company has worked and will continue to work to position itself to be competitive in its market area. Our ability to make decisions close to the marketplace, management's commitment to providing quality banking products, the caliber of the professional staff, and the community involvement of the Bank's employees are all factors affecting our ability to be competitive. If the Company and the Bank are unable to compete successfully, however, the business and operations could be adversely affected.

Lending Activities

      The Bank's loan portfolio consists primarily of one- to four-family residential real estate loans. To a lesser extent, the Bank's loan portfolio includes commercial real estate loans, commercial and industrial loans, consumer loans and municipal loans. The Bank's borrowers consist of small-to-medium sized businesses and retail customers located primarily in Maine.

      Residential Real Estate Loans. The Bank's primary lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance existing homes or to construct new residential dwellings in the Bank's market area. The Bank offers fixed-rate and adjustable-rate mortgage loans with terms up to 30 years. Borrower demand for adjustable-rate loans versus fixed-rate loans is a function of the level of interest rates, the expectations of changes in the level of interest rates, the difference between the interest rates and loan fees offered for fixed-rate mortgage loans and the initial period of interest rates and loan fees for adjustable-rate loans. The loan fees charged, as well as interest rates and other provisions of mortgage loans are determined by the Bank on the basis of its own pricing criteria and competitive market conditions.

      Commercial Real Estate Loans. The Bank also offers fixed-rate and adjustable-rate mortgage loans secured by commercial real estate. Loans secured by commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential real estate loans. Of primary concern in commercial real estate lending is the borrower's creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to adverse conditions in the real estate market or the economy, more so than residential real estate loans. In reaching a decision on whether to make a commercial real estate loan, the Bank considers the net operating income of the property, the borrower's expertise, credit history and profitability and the value of the underlying property.

      Commercial and Industrial Loans. The Bank makes commercial and industrial loan products and services available to a variety of professionals, sole proprietorships and small-to-medium sized businesses primarily in our market area. These products and services are designed to give business owners borrowing opportunities to support working capital needs, inventory and equipment purchases, facility construction, consolidation, real estate acquisition and vehicle purchases. Although the Bank does originate fixed-rate term loans, substantially all of its commercial loans have variable interest rates indexed to the prime rate as published in The Wall Street Journal.

      Consumer Loans. The Bank makes loans for a wide variety of personal and consumer needs. Consumer loans primarily consist of installment loans, home equity loans and cash reserve loans. Unsecured loans generally have a maximum borrowing limit of $15,000 and a maximum term of 3 years. Home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as published in The Wall Street Journal for terms of up to 20 years. Consumer loans may entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by assets that depreciate rapidly.

      Municipal Loans. The Bank, as a member of the communities it serves, also actively participates in the local bidding process to obtain municipal loans throughout its market area. Through the bidding process, the municipality is able to receive a competitive rate on short- and longer-term loans providing funds for operating or capital project needs. The
Bank also provides a wide array of municipal banking services to enhance the relationship. Interest earned on a municipal loan is tax exempt for federal tax purposes which enhances the overall yield on each loan. Municipal loan balances are somewhat seasonal typically reaching a high in August and low in December.

      Loan Originations, Purchases and Sales. Loan applications are obtained through existing customers, solicitation by the Bank's relationship managers, referrals from current or past customers, or walk-in customers. The Bank will also occasionally purchase participation shares in other Maine community bank loans.

      The Bank sells a portion of its fixed-rate residential real estate loans with terms in excess of 15 years in the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with servicing retained. During 2004, the Bank sold $27.5 million of these loans to Freddie Mac. The Bank also occasionally sells participation interests of its larger commercial loans with other community banks in Maine.

Investment Activities

      The Bank's investment portfolio consists primarily of mortgage-backed securities, U.S. Treasury notes and other U.S. Government Agency obligations, corporate debt securities, obligations of states and political subdivisions within the State of Maine and out-of-state municipalities, and other securities. The Bank's investment objectives are to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, to provide an alternate source of low-risk investments when demand for loans is weak, and to generate a favorable return.

Sources of Funds

      Deposits. The Bank offers a range of demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The majority of the Bank's depositors are residents of Maine.

      Borrowings. The Bank borrows from the Federal Home Loan Bank of Boston (the "FHLB") to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions.
As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and qualifying mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of the Bank's net worth or on the FHLB's assessment of the Bank's creditworthiness.

Supervision and Regulation

General

      The Company, as a financial holding company under the Bank Holding Company Act (the "BHCA"), is subject to the rules and regulations of the Federal Reserve Board (the "FRB"). The Company is also subject to the rules and regulations of the SEC and the National Association of Security Dealers ("NASD"), to the extent that the NASD rules apply to companies listed on the OTC Bulletin Board. The Bank is a Maine-chartered community bank whose deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is subject to extensive regulation, examination and supervision by the Maine Bureau of Financial Institutions (the "Bureau") as its primary state regulator, the FRB as its primary federal regulator and by the FDIC as its deposit insurer. Both the Company and the Bank are subject to the provisions of the Maine Revised Statues applicable to financial institutions, and the rules and regulations of the Bureau.

      The following references to the laws and regulations under which the Bank and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not Company shareholders.

Maine Banking Laws and Supervision

      The Company and the Bank are subject to Maine law and the rules and regulations of the Bureau. The approval of the Bureau is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Maine bank that does not operate in accordance with the regulations, policies and directives of the Bureau is subject to sanctions. The Bureau may, under certain circumstances, suspend or remove directors or officers of a bank who have violated the law, conducted a bank's business in a manner which is unsafe, unsound or contrary to the depositors' interests, or breached their fiduciary duties.

      Loans-to-One-Borrower Limitations. With certain exceptions, the total obligations of a single borrower to the Bank may not exceed 20% of the Bank's equity. The Bank currently complies with applicable loans-to-one-borrower limitations.

      Dividends. Under Maine law, the Company may declare and pay a dividend on its capital stock provided that adequate levels of capital are maintained. The Bureau's minimum capital requirements are the same as those set forth by federal banking regulations. See " - Federal Banking Regulations - Capital Requirements." In addition, federal law also may limit the amount of dividends that may be paid by the Bank.

      Examination and Enforcement. The Bureau is required to regularly examine each state-chartered bank at least once every 36 months.

Federal Banking Regulations

      Capital Requirements. Under federal banking regulations, the Bank is required to maintain minimum levels of capital. The regulations define two classes of capital known as Tier 1 and Tier 2 capital. For an institution with a rating of 1 (the highest examination rating for banks) under the Uniform Financial Institutions Rating System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other banks, the minimum leverage capital requirement is 4%, unless the particular circumstances or risk profile of the depository institution warrants a higher leverage capital ratio.

      The regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the regulators believe are inherent in the type of asset or item.

      The federal banking agencies, including the FRB, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the Bank's capital adequacy. Under such a risk assessment, examiners will evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors.

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well-capitalized" under these guidelines at December 31, 2004.

      Enforcement. The FRB has extensive enforcement authority over insured state-chartered commercial bank and trust companies, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The FRB is required, with certain exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. The FRB may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events.

      Deposit Insurance. The FDIC has adopted a risk-based deposit insurance assessment system. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. See "-Federal Banking Regulation - Prompt Corrective Action" below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor).
An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

      Under the Federal Deposit Insurance Act (the "FDIA"), the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates of the Bank. Transactions between an insured bank, such as the Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the Bank. A subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the Bank for purposes of Sections 23A and 23B.

      Section 23A limits the extent to which the Bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and requires that all such transactions be on terms that are consistent with safe and sound banking practices.

      The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the Bank, as those that would be provided to a non-affiliate.

      Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

      The Bank's authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders (a) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features and (b) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to loans advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the FRA.

      Safety and Soundness Standards. Pursuant to the requirements of the FDIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. In addition, the FRB adopted regulations to require a bank that is given notice by the FRB that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FRB. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FRB may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions of the FDICIA. If a bank fails to comply with such an order, the FRB may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

      Prompt Corrective Action. The FDIA also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FRB, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. The Bank is prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the Bank would be undercapitalized.

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The CRA requires the FRB to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, and the institution is required to publicly disclose its CRA rating. The Bank received a "satisfactory" rating on its last CRA exam on August 2, 2004.

      Federal Reserve System. Under FRB regulations, the Bank is required to maintain non-interest-earning reserves against its transaction accounts. Current Federal Reserve Board regulations generally require that reserves of 3% must be maintained against aggregate transaction accounts of $47.6 million or less, subject to adjustment by the FRB. Total transaction accounts in excess of $47.6 million are required to have a reserve of 10% held against them, which are also subject to adjustment by the FRB. The first $7.0 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a non-interest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

      Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank system (the "FHLB"), which consists of 12 regional Federal Home Loan Banks. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount equal to at least 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the FHLB, whichever is greater. The Bank was in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $7.0 million. The FHLB is required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB pays to its members and result in the FHLB imposing a higher rate of interest on borrowings to its members.

      Financial Holding Company Regulation. As a bank holding company, the Company is subject to examination, regulation and periodic reporting under the BHCA, as administered by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies on a consolidated basis substantially similar to those for the Bank. As of December 31, 2004, the Company's total capital and Tier 1 capital ratios exceeded these minimum capital requirements.

      In 2003, the Company elected to be treated as a financial holding company under the BHCA. As a financial holding company, the Company may conduct activities that are considered "financial in nature" under the BHCA. Such activities include:

      * Activities permissible for bank holding companies prior to the enactment of the Act;
      * Lending, exchanging, transferring, investing for others, or safeguarding money or securities;
      *     Underwriting and selling insurance;
      *     Providing financial, investment, or advisory services;
      *     Selling pools of assets;
      *     Underwriting, dealing in, or making a market in securities; and
      *     Merchant banking.

      In order to commence a new activity, the Bank must have received a "satisfactory" on its latest CRA exam.

Employees

      As of December 31, 2004, the Bank had 158 full-time employees and 9 part-time employees. The Bank enjoys good relations with its employees. A variety of employee benefits, including health, life and disability income replacement insurance, a funded, noncontributory pension plan, and a defined contribution plan are available to qualifying employees.

Seasonal Information

      In the Bank's market area, deposit balances generally increase during the summer and autumn months of each year due to an influx of tourists and seasonal residents returning to the area. In 2004, the maximum amount of deposits at any month end was $317.7 million in October. The deposit fluctuation is predictable and does not have a material adverse effect on the Bank and its operations.

Financial Information About Industry Segments

      The information set forth under this item is incorporated by reference to the financial statements set forth below in Part II, Item 8 of this report on Form 10-K.

Company Website

      The Company maintains a website at www.uniontrust.com. The Company's reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") are available at the SEC's website at www.sec.gov.

Item 2.  Properties

      The Company's headquarters and the Bank's main branch are located at 66 Main Street, Ellsworth, Maine, in a three-story building owned by the Bank. The building contains approximately 44,000 square feet. As of December 31, 2004, the Company's properties and leasehold improvements had an aggregate net book value of $4.7 million.


Location                           Ownership     Year Opened     Lease Expiration
--------                           ---------     -----------     ----------------

Corporate Headquarters of the
 Bank and the Company
66 Main Street                       Owned           1887               ---
Ellsworth, Maine 04605

Branch Offices:
51 Main Street                       Owned           1974               ---
Jonesport, Maine  04649

9 Tenney Hill                        Owned           1974               ---
Blue Hill, Maine  04614

3 Atlantic Avenue                    Owned           1922               ---
Stonington, Maine  04681

35 Main Street              (1)      Owned           1914               ---
Cherryfield, Maine  04622

29 Main Street                       Owned           1956               ---
Milbridge, Maine  04658

1768 Atlantic Highway                Owned           1988               ---
Waldoboro, Maine  04572

73 Camden Street                     Owned           1995               ---
Rockland, Maine  04841

175 High Street                      Leased          1963               2006
Ellsworth, Maine  04605

1055 Main Street                     Leased          1985               2005
Somesville, Maine  04660

Dublin Street               (1)      Leased          1976               2004
Machias, Maine  04654

21 Main Street                       Leased          1991               2007
Castine, Maine  04421

43 Cottage Street                    Leased          1997               2007
Bar Harbor, Maine  04609

17 Belmont Avenue                    Leased          1997               2018
Belfast, Maine  04915

75 Elm Street                        Leased          2001               2008
Camden, Maine  04843

<F1> As of the close of business on December 31, 2004, the Company closed its branch offices located in Machias and Cherryfield, consolidating the Cherryfield location with the Milbridge office.

Item 3.  Legal Proceedings

      There are no material legal proceedings pending to which the Company or the Bank is a party, or of which any of their property is the subject, other than ordinary routine litigation incidental to the business.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

                                   PART II

Item 5. Market for Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

      The Company's common stock has been listed on the OTC Bulletin Board under the symbol "UNBH" since October 28, 2003. Prior to that date, the Company's common stock was not listed on any stock exchange or actively traded. The high and low sales prices reported for the period from January 1 through October 28, 2003 are as reported by the Pink Sheets. The Company declared quarterly cash dividends totaling $1.275 per share during 2004 and $1.175 per share in 2003.

      The following table sets forth the high and low sales prices of our common stock as reported on the OTC Bulletin Board or the Pink Sheets and the dividends declared per share of common stock for the periods indicated.

      The information below has been adjusted to reflect the Company's 2-for-1 stock split, in the form of a 100% stock dividend, paid on March 21, 2005.


                        High         Low      Dividend
                        ----         ---      --------

      2004
      4th Quarter      $54.50      $52.50      $0.325
      3rd Quarter      $49.50      $47.00      $0.325
      2nd Quarter      $49.50      $45.75      $0.325
      1st Quarter      $45.25      $44.00      $0.300
      2003
      4th Quarter      $44.75      $43.20      $0.300
      3rd Quarter      $43.50      $42.50      $0.300
      2nd Quarter      $43.50      $41.00      $0.300
      1st Quarter      $43.00      $41.25      $0.275

      As of March 21, 2005, there were approximately 745 holders of record of the Company's common stock.

      Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deem appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.

      On April 14, 2002, the Board of Directors voted to authorize the Company to purchase up to 57,700 shares or approximately 5% of its outstanding common stock. On October 27, 2004, the Bank's stock repurchase plan was amended to allow the Company to purchase up to 86,550 shares or approximately 7.5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. As of December 31, 2004, a total of 56,332 shares have been repurchased since the plan's inception on April 14, 2002. The Company repurchased 38,146 shares as part of this plan during 2004 at an average price of $48.99.

      The following table summarizes the Company's purchases of its common stock during the quarter ended December 31, 2004.


                                                                   Total Number of Shares       Maximum Number of
                                                                    Purchased as Part of     Shares that May Yet Be
                         Total Number of     Average Price Paid      Publicly Announced        Purchased Under the
        Period           Shares Purchased         per Share           Plans or Programs         Plans or Programs

October 1 - 31, 2004           4,000               $52.50                   4,000                    55,418
November 1 - 30, 2004         25,200               $50.94                  25,200                    30,218
December 1 - 31, 2004             --                  N/A                      --                    30,218
                              ------               ------                  ------                    ------
TOTAL                         29,200               $51.15                  29,200                    30,218
                              ======               ======                  ======                    ======

      A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued," effectively eliminating a corporation's ability to hold stock in treasury. In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004, which reduced the value of its authorized but unissued common stock by $288,000, surplus by $80,000 and retained earnings by $616,000.

Item 6.  Selected Financial Data

      The selected consolidated financial and other data of the Company set forth below does not purport to be complete and should be read in conjunction with the consolidated financial statements and related notes in
Part II, Item 8 of this report on Form 10-K.

      Certain ratios have been recalculated to conform with current year calculation methods. All share amounts have been restated to reflect the Company's 2-for-1 stock split, in the form of a 100% stock dividend, paid on March 21, 2005.


                                                       As of or For the Year Ended December 31,
                                             ------------------------------------------------------------
                                               2004         2003         2002         2001         2000
                                               ----         ----         ----         ----         ----
                                                     (Dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
Net income                                   $  4,829     $  4,278     $  4,315     $  3,226     $  3,000
Net interest income                            15,932       14,131       14,001       13,058       11,192
Non-interest income                             5,754        6,167        5,875        4,857        3,629
Non-interest expense                           14,590       13,840       13,461       13,039       10,373
Provision for loan losses                         222          420          360          300          371

PER COMMON SHARE DATA
Earnings per share (in dollars)              $   4.24     $   3.73     $   3.75     $   2.79     $   2.60
Dividends declared per share (in dollars)       1.275        1.175        1.100        1.050        1.000
Book value per share (in dollars) (1)           36.06        34.19        31.57        29.10        27.34

FINANCIAL RATIOS
Return on average equity                        11.63%       10.75%       11.82%        9.92%       11.13%
Return on average assets                         1.03         1.06         1.15         0.93         1.06
Average equity to average assets                 8.84         9.87         9.76         9.34         9.55
Net interest margin (2)                          3.77         3.95         4.30         4.33         4.55
Allowance for loan losses to total loans         1.45         1.52         1.63         1.63         1.65
Non performing loans to total loans              0.47         0.61         0.81         0.90         1.66
Efficiency ratio (3)                            65.95        66.62        65.96        70.38        67.43
Dividend payout ratio (declared)                30.18        31.46        29.34        37.60        38.51

AT YEAR END
Total assets                                 $488,355     $464,194     $381,029     $362,003     $348,242
Loans, gross (4)                              309,951      286,333      226,226      211,568      204,931
Total investment securities                   144,139      138,155      109,569      102,970      109,958
Total deposits                                304,982      298,454      275,765      267,907      245,581
Total borrowed funds                          134,414      117,729       59,284       54,366       66,203
Total shareholders' equity                     41,092       40,752       38,318       34,136       31,120

<F1>  Calculated by dividing total shareholders' equity less other comprehensive income by the weighted average common shares outstanding for each period.
<F2>  Adjusted to tax-equivalent basis.
<F3>  Calculated by dividing the Company's operating expenses by the total of net interest income on a tax-equivalent basis before the provision for loan losses, plus other income.
<F4>  Excludes loans held for sale.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of the Company at December 31, 2004 and 2003 and the consolidated results of operations for 2004, 2003 and 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 8 of this report on Form 10-K.

      Certain information discussed below is presented on a fully taxable equivalent basis. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations.

Executive Overview

      The Company achieved record earnings for the year ended December 31, 2004. Net income for 2004, was $4.8 million, an increase of $551,000 or 13% over the $4.3 million recorded in the prior year. Earnings per share for 2004 were $4.24 compared to $3.73 for 2003. Return on average equity was 11.63% compared to 10.75% in 2003 and return on average assets was 1.03% compared to 1.06% in 2003.

      The Company's results in 2004, versus 2003, reflected an increase in net interest income of $1.8 million or 13% over the prior year, ending the year at $15.9 million. This increase was largely driven by strong asset growth during the year, offset in part, by continued margin compression resulting from a decline in the net interest margin to 3.77% for the year 2004 from 3.95% for 2003. Non-interest income decreased by $413,000, or 7%, due primarily to a considerable slowdown in mortgage origination activity, as rising rates dramatically slowed the refinance business. Increases in deposit fees and charges and financial service income partially offset this decline. Non-interest expenses ended the year at $14.6 million, a 5% increase over the prior year. This increase was primarily due to increased personnel costs resulting from normal annual salary increases, additional business development staff to support growth and market expansion, and a continued increase in health insurance costs.

      Comparing December 31, 2004 balances to December 31, 2003, total assets increased 5% to $488.4 million. Total deposits increased by $6.5 million or 2%, while total loans grew to $310.0 million from $286.3 million, an 8% increase over the prior year. Borrowings from the Federal Home Loan Bank of Boston ("FHLB") increased by $15.1 million or 14% during 2004 and were used to fund growth in assets in excess of the growth in retail deposits. During the same period, shareholders' equity increased to $41.1 million or 8% of total assets.

      Asset quality, as measured by the following ratios, continued to be favorable. Nonperforming assets represented 0.30% of total assets at the end of 2004, versus 0.38% at the end of 2003. The ratio of net charge-offs to average loans was 0.02% in 2004, as compared to (0.10)% for the prior year.

Critical Accounting Policies

      Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses and the evaluation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

      Allowance for Loan Losses. Management believes the allowance for loan losses is a critical accounting policy that requires the most significant estimates and assumptions used in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

      Mortgage Servicing Rights. The valuation of mortgage servicing rights is also a critical accounting policy which requires significant estimates and assumptions. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses, on a quarterly basis, an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. When the book value exceeds the fair value, a valuation allowance is recorded against these servicing assets.

Results of Operations

Comparison of 2004 to 2003

      Net Income. Net income for the year ended December 31, 2004 was $4.8 million, the highest level of income ever reported by the Company, and a 13% or $551,000 increase from net income of $4.3 million posted in 2003. The increase in net income during the year was the result of an increase in net interest income of $1.8 million and a decrease in the provision for loan losses of $198,000 offset by a decrease in non-interest income of $413,000 and an increase in non-interest expense of $750,000. Earnings per share were $4.24 and $3.73 for the years ended 2004 and 2003, respectively. Return on average equity was 11.63% in 2004 compared to 10.75% in 2003 and return on average assets was 1.03% in 2004 compared to 1.06% in 2003.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities. Net interest income accounted for 74% of total revenues for the Company in 2004 and continues to be the primary source of operating income.

      For 2004, net interest income increased $1.8 million or 13% to $15.9 million from $14.1 million in 2003. On a fully tax-equivalent basis, net interest income was $16.4 million in 2004, a 12% increase from 2003 net interest income of $14.6 million. The increase in net interest income in 2004 compared with that of 2003 was primarily the result of growth in average interest earning assets of $63.7 million, or 17%, from $370.6 million in 2003 to $434.3 million in 2004. This increase was offset in part by a decline in the Company's net interest margin to 3.77% for 2004 compared to 3.95% for 2003.

      The yield on interest-earning assets was 5.19% in 2004, compared to 5.55% in 2003. The average balance of securities increased by $20.5 million, or 17%, as compared with the prior year. The average balance of loans increased $44.2 million, or 18%, and the yield on loans decreased by 52 basis points to 5.62% in 2004, compared to 6.14% in 2003. This decrease in loan yield was primarily due to a continued downward repricing of the loan portfolio and a change in the overall portfolio mix, where growth in lower yielding real estate loans, primarily adjustable-rate mortgages, outpaced growth in other higher yielding loan categories such as commercial and industrial loans.

      The cost of interest-bearing liabilities, or cost of funds, decreased to 1.63% in 2004, compared to 1.85% in 2003. The decrease in cost of funds is primarily attributable to a 93 basis points decline in the cost of borrowings to 2.64% in 2004, compared to 3.57% in 2003, and a lower cost of funding mix. Increases in demand deposits and other relatively lower yielding deposit categories allowed the Bank to manage down its level of more expensive time deposits.

      During 2004, the average balance of interest-bearing liabilities increased by $56 million, or 17%, over 2003 average balances. The increase in average interest-bearing liabilities was due to increases in savings deposits and in borrowings from the FHLB.

      The following table sets forth, for the years indicated, information regarding (i) the total dollar amount of interest income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin. For purposes of this table and the following discussion, income from interest earning assets and net interest income are presented on a fully taxable equivalent basis and nonaccrual loans have been included in average balances only.


                                   Average Balance Sheets and Analysis of Net Interest Income
                                                   (On a Tax Equivalent Basis)

                                                  2004                           2003                           2002
                                      ----------------------------   ----------------------------   ----------------------------
                                      Average               Yield/   Average               Yield/   Average               Yield/
                                      Balance    Interest    Rate    Balance    Interest    Rate    Balance    Interest    Rate
                                      -------    --------   ------   -------    --------   ------   -------    --------   ------
                                                                        (Dollars in thousands)

Assets
------
Interest Earning Assets:
Federal funds sold                    $      -   $     -    0.00%    $    981   $    14    1.43%    $  5,711   $    96    1.68%
Investment securities (1)              139,453     5,939    4.26%     118,954     5,179    4.35%     110,120     5,563    5.05%
Loans, gross  (excludes
 loans held for sale )  (1)            294,870    16,585    5.62%     250,675    15,390    6.14%     222,107    15,944    7.18%
                                      --------   -------    ----     --------   -------    ----     --------   -------    ----
Total interest earning assets          434,323   $22,524    5.19%     370,610   $20,583    5.55%     337,938   $21,603    6.39%
                                                 =======    ====                =======    ====                =======    ====

Nonearning assets:
Cash and due from banks                 10,608                         10,289                         10,442
Other assets                            17,916                         18,533                         18,636
                                      --------                       --------                       --------
                                      $462,847                       $399,432                       $367,016
                                      ========                       ========                       ========

Liabilities
-----------
Interest Bearing Liabilities:
NOW deposits                          $ 64,715   $   161    0.25%    $ 57,786   $   124    0.21%    $ 53,295   $   177    0.33%
Money market accounts                   33,885       281    0.83%      37,283       406    1.09%      33,273       677    2.03%
Savings deposits                        60,061       334    0.56%      52,214       356    0.68%      47,485       600    1.26%
Time deposits                           93,871     2,057    2.19%     100,804     2,421    2.40%      99,666     3,101    3.11%
Borrowings                             125,832     3,322    2.64%      74,340     2,655    3.57%      64,158     2,529    3.94%
                                      --------   -------    ----     --------   -------    ----     --------   -------    ----
Total interest bearing liabilities     378,364   $ 6,155    1.63%     322,427   $ 5,962    1.85%     297,877   $ 7,084    2.38%
                                                 =======    ====                =======    ====                =======    ====
Non-interest bearing liabilities &
 shareholders' equity:
Demand deposits                         42,786                         37,134                         34,003
Other liabilities                        6,866                          7,416                          6,139
Shareholders' equity                    34,831                         32,455                         28,997
                                      --------                       --------                       --------
                                      $462,847                       $399,432                       $367,016
                                      ========                       ========                       ========

Net interest income (1)                          $16,369                        $14,621                        $14,519
                                                 =======                        =======                        =======

Net interest rate spread (2)                                3.56%                          3.70%                          4.01%
                                                            ====                           ====                           ====

Net interest margin (2)                                     3.77%                          3.95%                          4.30%
                                                            ====                           ====                           ====

<F1>  The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $437,000, $522,000 and $531,000 in 2004, 2003 and 2002, respectively.
<F2>  Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

      The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).


                                      Analysis of Changes in Interest Income and Expense

                                        Year Ended December 31, 2004 vs 2003          Year Ended December 31, 2003 vs 2002
                                      ----------------------------------------    -------------------------------------------
                                                              Rate/                                       Rate/
                                      Volume       Rate       Volume    Total     Volume       Rate       Volume      Total
                                      ------       ----       ------    -----     ------       ----       ------      -----
                                                                       (Dollars in thousands)

Interest Earning Assets
-----------------------
Federal funds sold                    $  (14)    $   (14)    $  14     $  (14)    $  (80)    $   (15)    $    13     $   (82)
Investment securities (1)                892        (113)      (19)       760        446        (768)        (62)       (384)
Loans, gross  (excludes
 loans held for sale ) (1) (2)         2,713      (1,290)     (228)     1,195      2,051      (2,308)       (297)       (554)
                                      ------     -------     -----     ------     ------     -------     -------     -------
Total interest earning assets         $3,591     $(1,417)    $(233)    $1,941     $2,417     $(3,091)    $  (346)    $(1,020)
                                      ======     =======     =====     ======     ======     =======     =======     =======

Interest Bearing Liabilities
----------------------------
NOW deposits                          $   15     $    20     $   2     $   37     $   15     $   (63)    $    (5)    $   (53)
Money market accounts                    (37)        (97)        9       (125)        82        (315)        (38)       (271)
Savings deposits                          53         (65)      (10)       (22)        60        (276)        (28)       (244)
Time deposits                           (167)       (212)       15       (364)        35        (707)         (8)       (680)
Borrowings                             1,839        (692)     (480)       667        401        (238)        (37)        126
                                      ------     -------     -----     ------     ------     -------     -------     -------
Total interest bearing liabilities    $1,703     $(1,046)    $(464)    $  193     $  593     $(1,599)    $  (116)    $(1,122)
                                      ======     =======     =====     ======     ======     =======     =======     =======

Net change in net interest income     $1,888     $  (371)    $ 231     $1,748     $1,824     $(1,492)    $  (230)    $   102
                                      ======     =======     =====     ======     ======     =======     =======     =======

<F1>  The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $437,000, $522,000, and $531,000 in 2004, 2003 and 2002, respectively.
<F2>  Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      Non-Interest Income. Non-interest income was $5.7 million and $6.2 million for the years ended December 31, 2004 and 2003, respectively. The $413,000 or 7% decrease in non-interest income during 2004 was primarily due to a considerable slowdown in mortgage origination activity resulting in a 41% or $608,000 decline in loan fees during 2004 as compared to the prior year. Securities gains were $237,000 in 2004, a decrease of $321,000 or 58% from 2003. Offsetting this decline was a $540,000 or 43% increase in deposit fees and charges, primarily due to the successful launch of a new overdraft privilege product during 2004 and a $141,000 or 8% increase in financial service fees and commissions.

      The following table summarizes information relating to the Company's non-interest income:

                             Non-Interest Income


                                                       Year Ended December 31,
                                                      -------------------------
                                                       2004      2003      2002
                                                       ----      ----      ----
                                                        (Dollars in thousands)

Net gains on sale of investment securities            $  237    $  558    $  23
Financial services fees and commissions                1,953     1,812     1,580
Service charges and fees on deposit accounts           1,792     1,252     1,253
Bankcard fees                                            227       385       866
Loan fees                                                888     1,496     1,314
Income from cash surrender value of life insurance       372       318       331
Other income                                             285       346       508
                                                      ------    ------    ------
Total non-interest income                             $5,754    $6,167    $5,875
                                                      ======    ======    ======

      Non-Interest Expense. Total non-interest expense, which consists primarily of employee compensation and benefits, net occupancy and equipment and data processing costs increased $750,000 or 5% to $14.6 million for the year ended December 31, 2004 from $13.8 in 2003. The increase in non-interest expenses in 2004 was primarily attributable to a $739,000 increase in salaries and employee benefits due to normal salary increases, additional business development staff to support growth and market expansion, and a 3% increase in health insurance costs, offset in part by savings in some of the Company's other operating areas.

      The following table summarizes information relating to the Company's non-interest expense:

                              Non-Interest Expense


                                     Year Ended December 31,
                                  -----------------------------
                                    2004       2003       2002
                                    ----       ----       ----
                                      (Dollars in thousands)

Salaries and employee benefits    $ 8,913    $ 8,174    $ 7,330
Net occupancy                       1,530      1,527      1,304
Equipment and data processing       1,238      1,301      1,849
Other                               2,909      2,838      2,978
                                  -------    -------    -------
Total non-interest expense        $14,590    $13,840    $13,461
                                  =======    =======    =======

      Provision for Income Taxes. Income tax expense amounted to $2.0 million in 2004 compared with $1.8 million in 2003. The resulting effective tax rates were 29.8% for 2004, and 29.1% for 2003. The increase in effective tax rate for 2004 was mainly the result of a decline in the percentage of non-taxable income on obligations of states and political subdivisions.

Comparison of 2003 to 2002

      Net Income. Net income for 2003 was $4.3 million or $3.73 earnings per share compared with net income of $4.3 million, or $3.75 earnings per share, reported for 2002. The decrease in net income during the year was the result of an increase in non-interest expense of $379,000 and an increase in the provision for loan losses of $60,000, offset in part by an increase in net interest income of $130,000 and an increase in non-interest income of $292,000. Return on average equity was 10.75% in 2003, compared to 11.82% in 2002, and return on average assets was 1.06% in 2003 compared to 1.15% in 2002.

      Net Interest Income. Net interest income increased $130,000 or 0.9% to $14.1 million in 2003 from $14.0 million in 2002. On a fully tax-equivalent basis, net interest income totaled $14.6 million in 2003, as compared with $14.5 million in 2002. The growth in net interest income in 2003 compared with that of 2002 was primarily the result of a $32.7 million, or 10%, increase in average earning assets and a 53 basis point decrease in the average cost of interest bearing liabilities. During 2003, the Company experienced downward pressure on net interest margin as the yield on earning assets declined faster than the cost of funding. The yield on earning assets was 5.55% in 2003 compared with 6.39% in 2002, resulting in a net interest margin of 3.95%, a 35 basis point decrease from 2002.

      Provision for Loan Losses. The Company reported $420,000 of provision for loan losses in 2003 compared to $360,000 in 2002. The allowance for loan losses to total loans decreased from 1.63% at the end of 2002 to 1.52% at the end of 2003. Nonperforming loans represented 0.61% of total loans at December 31, 2003 compared to 0.81% at December 31, 2002.

      Non-Interest Income. Non-interest income increased $292,000, or 5%, from $5.9 million in 2002 to $6.2 million in 2003. The increase was primarily attributable to increases in financial service income and income from mortgage origination and servicing activities due to a higher volume of loan sales during 2003 as well as an increase in net securities gains resulting from the sale of various securities. These increases were offset, in part, by reduced bankcard income as a result of the sale of the credit card portfolio during 2003.

      Non-Interest Expense. Non-interest expenses increased $379,000, or 3%, to $13.8 million as compared to the same period in 2002. The increase was primarily attributable to an increase in salaries and employee benefits due to additional staffing, offset in part by a decrease in bankcard expense and other operating categories.

      Provision for Income Taxes. For the years ending December 31, 2003 and 2002, income tax expense was $1.8 million and $1.7 million, respectively. The resulting effective tax rates were 29.1% for 2003 and 28.7% for 2002.

Balance Sheet Review

      Loan Portfolio. The Company offers a wide variety of loan products to serve the financial needs of individuals, businesses, municipalities, and nonprofit organizations. At December 31, 2004, total loans (excluding loans held for sale) reached a record high of $310.0 million, an increase of $23.6 million or 8% over 2003.

      The Company's primary lending activity continues to be the origination of loans secured by real estate primarily in our market area. During 2004, residential real estate loans, comprised of residential construction and permanent residential mortgages, most of which are one- to four-family, increased by $13.4 million or 7% to $201.7 million from $188.3 million at December 31, 2003.

      Commercial real estate loans increased by $5.4 million, or 10% in 2004. Commercial and industrial loans decreased by 8% or $1.9 million from 2003 as new originations did not keep pace with the amortization and pay-down of the existing portfolio.

      Consumer loans, primarily consisting of home equity lines of credit, automobile, boat and recreational vehicle, loans secured by certificate account, and unsecured loans increased $5.8 million, or 33%, in 2004. This increase is primarily attributable to the home equity lines of credit, which totaled $13.5 million at December 31, 2004 compared with $8.1 million at the end of 2003.

      Municipal loans increased slightly during 2004, ending the year at $4.2 million, an increase of $926,000, or 28%, over 2003.

      The follow table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                              Loan Portfolio Composition


                                                  At December 31,
                             --------------------------------------------------------
                               2004        2003        2002        2001        2000
                               ----        ----        ----        ----        ----
                                              (Dollars in thousands)

Real estate
  Residential                $201,669    $188,286    $131,615    $122,671    $109,900
  Commercial                   58,834      53,436      51,253      47,549      50,340
Commercial and industrial      21,906      23,837      19,461      20,476      21,002
Consumer                       23,340      17,498      18,323      17,788      19,971
Municipal                       4,202       3,276       5,574       3,084       3,718
                             --------    --------    --------    --------    --------
Total                        $309,951    $286,333    $226,226    $211,568    $204,931
                             ========    ========    ========    ========    ========

      The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 2004. The amounts shown below exclude student loans, applicable loans in process, and net deferred loan fees.

                              Loan Maturity Schedule


                                                At December 31,
                             ----------------------------------------------------
                             Due 1 Year or Less    Due 1- 5 Years    Due 5 Years+
                             ------------------    --------------    ------------
                                            (Dollars in thousands)

Real estate
  Residential                      $    33             $ 2,632         $198,453
  Commercial                         1,609               4,244           52,940
Commercial and industrial            8,605               6,823            6,494
Consumer                             1,198               1,260           14,695
Municipal                            2,391               1,544              267
                                   -------             -------         --------
Total                              $13,836             $16,503         $272,849
                                   =======             =======         ========

      The following table sets forth the dollar amount of all loans at December 31, 2004 that are due after December 31, 2005 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude student loans, applicable loans in process, and net deferred loan fees.

               Summary of Fixed-Rate and Adjustable-Rate Loans


                                            Floating or
                                            Adjustable-
                             Fixed-Rates       Rates         Total
                             -----------    -----------      -----
                                     (Dollars in thousands)

Real estate
  Residential                  $125,964       $ 75,121     $201,085
  Commercial                      6,617         50,567       57,184
Commercial and industrial         6,711          6,606       13,317
Consumer                          2,772         13,183       15,955
Municipal                         1,811              -        1,811
                               --------       --------     --------
Total                          $143,875       $145,477     $289,352
                               ========       ========     ========

      Loan Concentrations. The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. As of December 31, 2004 and 2003, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

      Sale of Loans. The Bank's residential real estate loans are generally originated in compliance with terms, conditions and documentation, which permit the sale of such loans on the secondary market. Secondary market sales of mortgage loans totaled $27.5 million in 2004, compared to $53.0 million in 2003. Residential mortgages originated during 2004 totaled $96.8 million, compared to $173.5 million during 2003. The decline in loan originations during 2004 was due to lower volumes of fixed rate residential loans caused by lower levels of refinancing activity as a result of increasing market rates during 2004.

      The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing:

                                          Summary of Delinquent Loans


                         2004               2003               2002               2001               2000
                   ---------------    ---------------    ---------------    ---------------    ---------------
                             % of               % of               % of               % of               % of
                             Total              Total              Total              Total              Total
                    Amt.     Loans     Amt.     Loans     Amt.     Loans     Amt.     Loans     Amt.     Loans
                    ----     -----     ----     -----     ----     -----     ----     -----     ----     -----
                                                        (Dollars in thousands)

Real estate        $3,406    1.10%    $4,017    1.40%    $5,324    2.35%    $4,918    2.32%    $1,054    0.50%
Commercial and
 industrial (1)        83    0.03%        59    0.02%       302    0.13%       543    0.26%       391    0.20%
Consumer (1)           59    0.02%        71    0.02%       315    0.14%        71    0.03%         -    0.00%
                   ------    ----     ------    ----     ------    ----     ------    ----     ------    ----
Total              $3,548    1.15%    $4,147    1.44%    $5,941    2.62%    $5,532    2.61%    $1,445    0.70%
                   ======    ====     ======    ====     ======    ====     ======    ====     ======    ====

<F1>  Commercial and industrial loans in 2000 include installment and all other loans, which include amounts applicable to consumer.

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

      The following table sets forth information regarding nonperforming assets at the dates indicated.

                                          Nonperforming Assets


                                                                     Year Ended December 31,
                                                         ----------------------------------------------
                                                          2004      2003      2002      2001      2000
                                                          ----      ----      ----      ----      ----
                                                                     (Dollars in thousands)

Loans accounted for on a nonaccrual basis                $1,145    $1,387    $1,473    $1,823    $3,390
Accruing loans contractually past due 90 days or more       318       360       351        75        21
                                                         ------    ------    ------    ------    ------
Total nonperforming loans                                 1,463     1,747     1,824     1,898     3,411

Other real estate owned                                       -         -         -         -         -
Nonperforming securities                                      -         -         -         -         -
                                                         ------    ------    ------    ------    ------
Total nonperforming assets                               $1,463    $1,747    $1,824    $1,898    $3,411
                                                         ======    ======    ======    ======    ======

Ratio of nonperforming assets to total assets              0.30%     0.38%     0.48%     0.52%     0.98%
                                                         ======    ======    ======    ======    ======
Ratio of nonperforming loans to total loans                0.47%     0.61%     0.81%     0.90%     1.66%
                                                         ======    ======    ======    ======    ======

      In accordance with the SEC's Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 2004, 2003, and 2002 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $35,000, $111,000, and $243,000 respectively.

      Allowance for Loan Losses. The Company maintains an allowance for possible loan losses through a provision that is charged to income. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods at December 31, 2004 included a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes and other quality considerations.

      The Company has a semi-annual independent loan review program that supports the Company's lending strategies, monitors compliance with established loan policies and procedures and identifies credit trends. The review included all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, new (closed) and renewed loans over $100,000, a sampling of remaining commercial loans.

      While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons that would adversely affect the Company's results of operations. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.

      For the year ended December 31, 2004, the Company increased the allowance for loan losses to $4.5 million through a $222,000 provision for loan losses, compared to $420,000 in 2003 and $360,000 in 2002. The Company believes that the current allowance for loan losses accurately reflects the level of risk in the loan portfolio.

      The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. The allocation of an allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any other category. The unallocated portion of the allowance for loan losses is a general reserve that is not allocated to a specific portion of the loan portfolio.

      The following table summarizes changes in the allowance for loan losses:

                                        Analysis of Allowance for Loan Losses


                                                                             Year Ended December 31,
                                                            --------------------------------------------------------
                                                              2004        2003        2002        2001        2000
                                                              ----        ----        ----        ----        ----
                                                                             (Dollars in thousands)

Total loans outstanding at the end of year (1)              $309,951    $286,333    $226,226    $211,568    $204,931
                                                            ========    ========    ========    ========    ========

Average loans outstanding during the year (1)               $294,753    $250,639    $222,088    $210,561    $151,924
                                                            ========    ========    ========    ========    ========

Allowance for loan losses, beginning of year                $  4,339    $  3,679    $  3,453    $  3,376    $  2,629

Loans charged off during the period:
  Real estate                                                     61         117         113          98           9
  Commercial and industrial                                       64           -          43         132          55
  Consumer                                                       144          71         123          95         116
                                                            --------    --------    --------    --------    --------
  Total                                                          269         188         279         325         180
                                                            --------    --------    --------    --------    --------
Recoveries on loans previously charged off:
  Real estate                                                     51         370          16          19          10
  Commercial and industrial                                       68          15          87          38           -
  Consumer                                                        93          43          42          45          26
                                                            --------    --------    --------    --------    --------
  Total                                                          212         428         145         102          36
                                                            --------    --------    --------    --------    --------

Net loans (charged off) recovered during the year                (57)        240        (134)       (223)       (144)
Provisions charged to income statement                           222         420         360         300         371
Allowance on acquired loans                                        -           -           -           -         520
                                                            --------    --------    --------    --------    --------
Allowance for loan losses, end of year                      $  4,504    $  4,339    $  3,679    $  3,453    $  3,376
                                                            ========    ========    ========    ========    ========

Ratios:
  Net charge-offs to average loans outstanding                 0.02%      (0.10%)      0.06%       0.11%       0.09%
  Net charge-offs to loans, end of period                      0.02%      (0.08%)      0.06%       0.11%       0.07%
  Allowance for loan losses to average loans outstanding       1.53%       1.73%       1.66%       1.64%       2.22%
  Allowance for loan losses to loans, end of year              1.45%       1.52%       1.63%       1.63%       1.65%
  Allowance for loan losses to nonperforming loans           307.86%     248.37%     201.70%     181.93%      98.97%

<F1>  Excludes loans held for sale.

      The following table summarizes the allocation of the allowance for loan losses for the years indicated.


                                           Allocation of Allowance for Loan Losses

                                                            Year Ended December 31,
                  -----------------------------------------------------------------------------------------------------------
                          2004                  2003                  2002                  2001                  2000
                  -------------------   -------------------   -------------------   -------------------   -------------------
                           Percent of            Percent of            Percent of            Percent of            Percent of
                            Loans in              Loans in              Loans in              Loans in              Loans in
                            Category              Category              Category              Category              Category
                            to Total              to Total              to Total              to Total              to Total
                  Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                  ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                             (Dollars in thousands)

Real estate
  Residential     $1,202      65.0%     $1,248      65.8%     $  641      58.1%     $1,289      58.0%     $  647      53.5%
  Commercial       1,048      19.0%      1,186      18.7%        925      22.7%      2,348      22.4%      2,202      24.6%
Commercial and
 industrial          480       7.1%        487       8.3%        400       8.6%        526       9.7%        527      10.3%
Consumer              43       7.5%         25       6.1%         74       8.1%          -       8.4%          -       9.8%
Municipal              -       1.4%          -       1.1%          -       2.5%         31       1.5%         37       1.8%
Identified           992       0.0%        824       0.0%        552       0.0%        295       0.0%        257       0.0%
Contingent
 liabilities         308       0.0%        456       0.0%        653       0.0%        323       0.0%          -       0.0%
Unallocated          431       0.0%        113       0.0%        341       0.0%        319       0.0%        103       0.0%
                  ------      -----     ------     -----      ------     -----      ------     -----      ------     -----
Total             $4,504      100.0%    $4,339     100.0%     $3,679     100.0%     $3,453     100.0%     $3,376     100.0%
                  ======      =====     ======     =====      ======     =====      ======     =====      ======     =====

      Investment Portfolio. During 2004, the Company's total investment portfolio increased $6.0 million or 4.3% to end the year at $144.1 million, compared to $138.2 million on December 31, 2003.

      The Company's securities portfolio consists of securities available for sale, securities which management intends to hold until maturity and Federal Home Loan Bank ("FHLB") stock. Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations, U.S. Government Agency obligations, state and county municipal securities and corporate debt securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders' equity. The fair value of securities available for sale at December 31, 2004 totaled $134.2 million with pre-tax net unrealized gains of $692,000. At the end of 2003, securities available for sale were $129.4 million with pre-tax net unrealized gains of $2.4 million.

      Securities which management intends to hold until maturity consist primarily of in-state municipals securities. Securities held to maturity as of December 31, 2004 are carried at their amortized cost of $2.3 million and exclude gross unrealized gains of $129,000 and gross unrealized losses of $0. At the end of 2003, securities held to maturity totaled $2.9 million excluding gross unrealized gains of $174,000 and gross unrealized losses of $0.

      The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years.

                  Book Value of Held to Maturity Securities


                                                          At December 31,
                                                    --------------------------
                                                     2004      2003      2002
                                                     ----      ----      -----
                                                      (Dollars in thousands)

Obligations of states and political subdivisions    $2,255    $2,870    $3,317
                                                    ======    ======    ======

      The table below shows the relative maturities of held to maturity securities as of December 31, 2004.

                              Amortized Cost of Securities Held to Maturity


                                                                      At December 31,
                                                   -----------------------------------------------------
                                                   Due 1 Year    Due 1 - 5    Due 5 - 10    Due After 10
                                                     or less       Years         Years          Years
                                                   ----------    ---------    ----------    ------------
                                                                   (Dollars in thousands)

Security Category

Obligations of state and political subdivisions        $170          $399       $1,581           $105
                                                       ====          ====       ======           ====

Weighted average yield (1)                            5.48%         6.46%        3.95%          5.60%
                                                      ====         =====        =====           ====

Percent of total portfolio                            7.56%        17.69%       70.11%          4.64%
                                                      ====         =====        =====           ====

<F1>  Weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

      The following table shows the book value of the Company's available for sale securities and other investment securities at the end of each of the last three years.

                 Book Value of Available for Sale Securities


                                                                   At December 31,
                                                          --------------------------------
                                                            2004        2003        2002
                                                            ----        ----        ----
                                                               (Dollars in thousands)

Mortgage-backed securities                                $ 87,037    $ 67,958    $ 34,957
U.S. Treasury notes and other U.S. Government agencies      28,870      39,434      47,392
Obligations of states and political subdivisions            12,406      12,579      12,415
Other securities                                             5,844       9,456       6,448
                                                          --------    --------    --------
Total                                                     $134,157    $129,427    $101,212
                                                          ========    ========    ========

      The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2004. The table excludes stock investments.

                                  Book Value of Available for Sale Securities


                                                                             At December 31,
                                                          -----------------------------------------------------
                                                          Due 1 Year    Due 1 - 5    Due 5 - 10    Due After 10
                                                            or less       Years        Years         Years
                                                          ----------    ---------    ----------    ------------
                                                                          (Dollars in thousands)

Security Category

Mortgage-backed securities                                  $     -      $ 4,515       $25,047        $57,475
U.S. Treasury notes and other U.S. Government agencies        8,630       20,240             -              -
Obligations of state and political subdivisions                 518        3,571         7,431            886
Other securities                                              1,006        4,426             -            412
                                                            -------      -------       -------        -------
Total                                                       $10,154      $32,752       $32,478        $58,773
                                                            =======      =======       =======        =======

Weighted average yield                                        5.46%        4.42%         4.25%          4.51%
                                                              ====        =====         =====          =====

Percent of total portfolio                                    7.57%       24.41%        24.21%         43.81%
                                                              ====        =====         =====          =====

      The Company's net unrealized gain on available for sale securities (net of tax) of $457,000 at December 31, 2004 is largely attributable to the current interest rate environment. The unrealized gain has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

      Deposit Activities. The Company offers a wide array of deposit products in its market area, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings accounts. At December 31, 2004, deposits of

$305.0 million were $6.5 million, or 2%, higher than at the end of 2003. The growth during 2004 was experienced in the core deposit categories, which are typically added at a favorable cost relative to borrowed funds and certificates of deposit. Core deposits ended 2004 at $215.0 million, an increase of $14.4 million, or 7%, from the end of 2003.

      In the Bank's market area, the banking business is somewhat seasonal due to an influx of tourists and seasonal residents returning to the area each spring and summer. As a result, deposits fluctuate from a relative high point in mid October to a low point in May. This deposit fluctuation is predictable and does not have a material adverse effect on the Bank.

      The Bank's average cost of deposits was 0.96% for the year ended December 31, 2004, compared to 1.16% for the year ended 2003, and 1.70% for the year ended 2002.

      The following table sets forth the average deposit balances and costs for the years ended December 31, 2004, 2003, and 2002:

                                        Average Deposit Balances and Rates


                                                         Year Ended December 31,
                           --------------------------------------------------------------------------------------
                                   2004                   2003                   2002
                           -------------------    -------------------    -------------------
                           Average     Average    Average     Average    Average     Average    Percentage Growth
                           Balance       Rate     Balance       Rate     Balance       Rate       2004 vs. 2003
                           -------     -------    -------     -------    -------     -------    -----------------
                                                           (Dollars in thousands)

Demand deposits            $ 42,644     0.00%     $ 37,134     0.00%     $ 34,003     0.00%           14.84%
NOW accounts                 64,715     0.25%       57,786     0.21%       53,294     0.33%           11.99%
Money market accounts        33,885     0.83%       37,283     1.09%       33,273     2.03%           (9.11%)
Savings deposits             60,061     0.56%       52,214     0.68%       47,485     1.26%           15.03%
Certificates of deposit      93,871     2.19%      100,804     2.40%       99,666     3.11%           (6.88%)
                           --------               --------               --------                     -----
Total deposits             $295,176               $285,221               $267,721                      3.49%
                           ========               ========               ========                     =====

      The following table sets forth scheduled maturities of time deposits of $100,000 or more as of December 31, 2004.

                  Maturities of Time Deposits Over $100,000


                            (Dollars in thousands)

                 Three months or less                $ 4,980
                 Over three months to six months       3,858
                 Over six months to twelve months      4,050
                 Over twelve months                    5,680
                                                     -------
                 Total                               $18,568
                                                     =======

      Borrowings. The Bank's borrowings amounted to $134.4 million at December 31, 2004, an increase of $16.7 million from the end of 2003. At December 31, 2004, the Bank's borrowings consisted primarily of FHLB borrowings totaling $120.2 million, an increase of $15.1 million over the prior year-end. The remaining borrowings consisted primarily of assets sold under repurchase agreements. These borrowings totaled $14.3 million at December 31, 2004, an increase of $1.6 million over December 31, 2003. See Notes 11 and 12 of the consolidated financial statements included in
Part II, Item 8 hereof for a schedule of borrowings outstanding and their interest rates and other information related to the Company's borrowings.

Liquidity and Capital Resources

      Liquidity. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, economic conditions and competition. Liquidity resources are used primarily to fund existing and future loan commitments, to fund net deposit flows, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2004, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and anticipated liquidity demands.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2004, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and Bank's regulatory capital at December 31, 2004, see the consolidated financial statements, and related notes in Part II, Item 8 of this report on Form 10-K.

Off-Balance Sheet Risks and Commitments

      As of December 31, 2004 and 2003, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $61.0 million and $47.4 million, respectively. See Note 16 to the consolidated financial statements in Part II Item 8 hereof for further discussion of our off-balance sheet risk.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of December 31, 2004 to extend credit, commitments under contractual leases as well as the Company's contractual obligations, consisting of operating lease obligations and FHLB borrowings by contractual maturity date for the next five years.

         Contractual Obligations, Commitments, and Off-Balance Sheet
                      Financial Instruments by Maturity


                                                      Payment due by period
                               --------------------------------------------------------------------
                                           Less than
                                Total       1 Year      1 - 3 Years    4 - 5 Years    After 5 Years
                                -----      ---------    -----------    -----------    -------------
                                                      (Dollars in thousands)

Contractual Obligations

Operating lease obligations    $  1,627     $   246       $   325        $   178         $  878
FHLB borrowings                 120,160      71,659        28,936         12,627          6,938

                               --------     -------       -------        -------         ------
Total                          $121,787     $71,905       $29,261        $12,805         $7,816
                               ========     =======       =======        =======         ======

Impact of Inflation and Changing Prices

      The consolidated financial statements and related notes presented in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results generally in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation.

      Unlike many industrial companies, substantially all of the assets and virtually all of the liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than has the general level of inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market-driven rates or prices. The Company has no trading operations, and therefore is only exposed to non-trading market risk. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"), whose members are comprised of the Bank's senior management.
In this capacity ALCO develops guidelines and strategies, consistent with policies established by the Board of Directors, which monitor and coordinate the Bank's interest rate sensitivity and the sources, uses and pricing of funds.

      Net interest income sensitivity to movements in interest rates is measured through the use of a simulation model that analyzes resulting net interest income under various interest rate scenarios established by regulators. Projected net interest income (NII) is modeled, based on a gradual shift in market interest rates ("ramped") over a 12-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities and factors in projections for activity levels by product lines of the Company. Assumptions are made as to the changing relationship between different interest rates as interest rates increase/decrease (basis risk) and the customer's ability to prepay loans and withdraw deposit balances or transfer them to a higher yielding account (option risk). The sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and a 100 basis point downward shift in interest rates.

      The following table sets forth the estimated effects on the Company's net interest income for the periods indicated and reflects such change as a percentage of projected net interest income for the subsequent 12-month period. The estimated percentage change in simulated net interest income as of December 31, 2003 has been adjusted to reflect a change in assumptions during that period.

                          Interest Rate Sensitivity


                           200 Basis Point    100 Basis Point
                            Rate Increase      Rate Decrease
                           ---------------    ---------------

      December 31, 2004        (1.94%)            (0.28%)
      December 31, 2003        (2.77%)             0.86%

      The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift in market rates up of 200 or down of 100 basis points across the entire yield curve. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

      Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Impact of Recently Issued Accounting Standards

      In 2003, FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.

      SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS No.
133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. SFAS No. 149 does not have a material impact on the Company's consolidated financial statements.

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

      SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. This Statement does not impact the Company's consolidated financial statements as the Company does not have any financial instruments with characteristics of both liabilities and equity.

      In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 03-1, "Meaning of Other-than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), that prescribes guidance to be used to determine when an investment in debt and equity securities is considered impaired, whether the impairment is other than temporary and the measurement of an impairment loss. The guidance also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. In September 2004, the effective date for the impairment measurement and recognition guidance of EITF 03-1 was delayed until the issuance of a FASB Staff Position expected to provide additional implementation guidance. The Company will continue to monitor changes to Issue 03-01, but does not consider it, or related Financial Accounting Standards Board Staff Positions ("FSPs") to have a material impact on the Company's financial position or results of operations.

      In December 2003, The Financial Accounting Standard Board ("FASB") issued a revised version of SFAS 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits." The Statement retains all of the previous requirements and introduces additional disclosure requirements and interim reporting requirements. SFAS 132 (revised 2003) is effective for years ending after December 15, 2003.

      In December 2003, the President signed the federal Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the Plan:

     * A subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000

     * The opportunity for a retiree to obtain a prescription drug benefit under Medicare

      During 2004, the FASB Staff issued FASB Staff Position (FSP)
FAS 106-2, "Accounting and Disclosure Requirements Related to the
Medicare Prescription Drug, Improvement and Modernization Act of 2003."
The FSP addresses employers' accounting for the effects of the Act and is effective for the Company beginning in 2005. The accounting for the Act will depend on the Company's assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare
Part D, among other factors. Currently, due to the lack of clarifying regulations related to the Act, the Company cannot determine if the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act and, accordingly, the potential impact of applying the FSP is not known.

Quarterly Information

      The following table provides unaudited financial information by quarter for each of the past two years. Certain balances from the prior quarters have been reclassified to conform with the fourth quarter 2004 presentation. Basic earnings per share have been restated to reflect the Company's 2-for-1 stock split, in the form of a 100% stock dividend, paid on March 21, 2005.


                                                         2004                                          2003
                                       -----------------------------------------     -----------------------------------------
                                        First      Second     Third      Fourth       First      Second     Third     Fourth
                                       Quarter    Quarter    Quarter    Quarter      Quarter    Quarter    Quarter   Quarter
                                       -------    -------    -------    -------      -------    -------    -------   -------
                                                            (Dollars in thousands, except per share data)

Balance Sheets
Cash                                   $  8,788   $ 10,879   $ 11,589   $ 10,112     $  9,510   $ 11,357   $ 11,995   $ 14,702
Investments                             129,640    140,696    145,678    144,139      124,720    120,096    115,439    138,155
Net loans                               274,686    293,044    300,256    305,447      224,598    242,384    271,229    281,994
Other assets                             28,933     29,319     29,017     28,657       29,593     30,562     27,080     29,343
                                       --------   --------   --------   --------     --------   --------   --------   --------
Total assets                           $442,047   $473,938   $486,540   $488,355     $388,421   $404,399   $425,743   $464,194
                                       ========   ========   ========   ========     ========   ========   ========   ========

Deposits                               $281,334   $284,412   $309,325   $304,982     $271,713   $278,180   $302,295   $298,454
Borrowed funds                          110,465    142,938    127,474    134,414       69,465     77,762     75,915    117,729
Other liabilities                         7,918      6,693      7,180      7,867        7,814      8,026      7,491      7,259
Shareholders' equity                     42,330     39,895     42,561     41,092       39,429     40,431     40,042     40,752
                                       --------   --------   --------   --------     --------   --------   --------   --------
Total liabilities & equity             $442,047   $473,938   $486,540   $488,355     $388,421   $404,399   $425,743   $464,194
                                       ========   ========   ========   ========     ========   ========   ========   ========

Income Statements
Interest income                        $  5,363   $  5,350   $  5,644   $  5,734     $  4,867   $  4,921   $  4,971   $  5,338
Interest expense                          1,400      1,458      1,579      1,722        1,492      1,510      1,430      1,534
                                       --------   --------   --------   --------     --------   --------   --------   --------
Net interest income                       3,963      3,892      4,065      4,012        3,375      3,411      3,541      3,804
Provision for loan losses                    69         90         38         25          105        105        105        105
                                       --------   --------   --------   --------     --------   --------   --------   --------
Net interest income after provision       3,894      3,802      4,027      3,987        3,270      3,306      3,436      3,699
Non-interest income                       1,553      1,463      1,409      1,329        1,674      1,823      1,420      1,250
Non-interest expense                      3,565      3,603      3,636      3,786        3,251      3,711      3,205      3,673
                                       --------   --------   --------   --------     --------   --------   --------   --------
Income before taxes                       1,882      1,662      1,800      1,530        1,693      1,418      1,651      1,276
Income taxes                                605        468        549        423          480        415        547        318
                                       --------   --------   --------   --------     --------   --------   --------   --------
Net income                             $  1,277   $  1,194   $  1,251   $  1,107     $  1,213   $  1,003   $  1,104   $    958
                                       ========   ========   ========   ========     ========   ========   ========   ========

Basic earnings per share               $   1.12   $   1.04   $   1.09   $   0.99     $   1.05   $   0.88   $   0.96   $   0.84

Item 8.  Financial Statements and Supplementary Data


           Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Union Bankshares Company:


      We have audited the accompanying consolidated balance sheets of Union Bankshares Company and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Union Bankshares Company and Subsidiary as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine
January 21, 2005

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
Dollars in thousands, except number of shares and per share data


                                                            2004         2003
                                                            ----         ----

ASSETS
Cash and cash equivalents  (note 2)                       $ 10,112     $ 14,702
Securities, available for sale, at market (note 3)         134,157      129,427
Securities, held to maturity, at cost (note 4)
 (market value $2,384 and $3,041 at December 31,
 2004 and 2003, respectively)                                2,255        2,870
Other investment securities, at cost
 which approximates market value                             7,727        5,858
Loans held for sale                                            246          937

Loans (note 5)                                             309,951      286,333
Less allowance for loan losses (note 6)                      4,504        4,339
                                                          --------     --------
Net loans                                                  305,447      281,994
                                                          --------     --------
Premises, furniture and equipment, net (note 8)              5,672        5,819
Goodwill                                                     6,305        6,305
Bank owned life insurance                                    8,413        8,041
Other assets (notes 7, 9 and 14)                             8,021        8,241
                                                          --------     --------
Total assets                                              $488,355     $464,194
                                                          ========     ========

LIABILITIES
Demand deposits                                           $ 46,314     $ 41,209
NOW deposits                                                66,913       65,657
Money market accounts                                       30,858       38,359
Savings deposits                                            70,921       55,396
Certificates of deposit (note 10)                           89,976       97,833
                                                          --------     --------
Total deposits                                             304,982      298,454
                                                          --------     --------
Borrowings from Federal Home Loan Bank (note 11)           120,160      105,027
Other borrowed funds (note 12)                              14,254       12,702
Other liabilities (notes 13 and 14)                          7,867        7,259
                                                          --------     --------
Total liabilities                                          447,263      423,442
                                                          --------     --------
Contingent liabilities and commitments
 (notes 8, 15, 16 and 17)

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized
 1,200,000 shares, issued 1,114,938 shares
 in 2004 and 1,164,788 shares in 2003                       13,937       14,560
Surplus                                                      2,973        4,056
Retained earnings (note 15)                                 24,152       21,396
Accumulated other comprehensive income (loss)
 Net unrealized gain on securities available for sale,
 net of deferred tax liability of $235 and $795 at
 December 31, 2004 and 2003, respectively                      457        1,543
Minimum pension liability adjustment, net of deferred
 tax asset of $220 at December 31, 2004 (note 13)             (427)           -
Treasury stock, at cost (0 shares in
 2004 and 19,228 shares in 2003)                                 -         (803)
                                                          --------     --------
Total shareholders' equity                                  41,092       40,752
                                                          --------     --------
Total liabilities and shareholders' equity                $488,355     $464,194
                                                          ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
Dollars in thousands, except number of shares and per share data


                                                           2004          2003          2002
                                                           ----          ----          ----

INTEREST AND DIVIDEND INCOME
Interest and fees on loans                               $  16,521     $  15,311     $  15,856
Interest and dividends on investments
 (includes tax exempt income of $686 in 2004,
 $709 in 2003, and $827 in 2002)                             5,570         4,786         5,233
                                                         ---------     ---------     ---------
Total interest and dividend income                          22,091        20,097        21,089
                                                         ---------     ---------     ---------

INTEREST EXPENSE
Interest on deposits                                         2,838         3,312         4,559
Interest on borrowed funds                                   3,321         2,654         2,529
                                                         ---------     ---------     ---------
Total interest expense                                       6,159         5,966         7,088
                                                         ---------     ---------     ---------

Net interest income                                         15,932        14,131        14,001
Provision for loan losses (note 6)                             222           420           360
                                                         ---------     ---------     ---------
Net interest income after provision for loan losses         15,710        13,711        13,641
                                                         ---------     ---------     ---------

NON-INTEREST INCOME
Net gains on sales of investment securities (note 3)           237           558            23
Financial services fees and commissions                      1,953         1,812         1,580
Service charges and fees on deposit accounts                 1,792         1,252         1,253
Bankcard fees                                                  227           385           866
Loan fees                                                      888         1,496         1,314
Income from cash surrender value of life insurance             372           318           331
Other income                                                   285           346           508
                                                         ---------     ---------     ---------
Total non-interest income                                    5,754         6,167         5,875
                                                         ---------     ---------     ---------

NON-INTEREST EXPENSE
Salaries and employee benefits                               8,913         8,174         7,330
Net occupancy                                                1,530         1,527         1,304
Equipment and data processing                                1,238         1,301         1,849
Other                                                        2,909         2,838         2,978
                                                         ---------     ---------     ---------
Total non-interest expense                                  14,590        13,840        13,461
                                                         ---------     ---------     ---------

Income before income taxes                                   6,874         6,038         6,055
Income taxes  (note 14)                                      2,045         1,760         1,740
                                                         ---------     ---------     ---------
Net income                                               $   4,829     $   4,278     $   4,315
                                                         =========     =========     =========

Net income per common share                              $    4.24     $    3.73     $    3.75
                                                         =========     =========     =========
Cash dividends declared per common share                 $   1.275     $   1.175     $   1.100
                                                         =========     =========     =========

Weighted average common shares outstanding               1,138,701     1,146,765     1,151,777
                                                         =========     =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2004, 2003 and 2002
Dollars in thousands, except number of shares and per share data


                                                                                                          ACCUMULATED     TOTAL
                                                                                                             OTHER        SHARE-
                                                            COMMON                TREASURY    RETAINED   COMPREHENSIVE   HOLDERS'
                                                             STOCK     SURPLUS     STOCK      EARNINGS      INCOME        EQUITY
                                                            ------     -------    --------    --------   -------------   --------

Balance at December 31, 2001                                $14,560    $ 3,963     $(332)     $15,415       $   530      $34,136
Net income, 2002                                                  -          -         -        4,315             -        4,315
Change in net unrealized gain on available
 for sale securities, net of tax of $886                          -          -         -            -         1,721        1,721
Minimum pension liability adjustment, net of tax of $(168)        -          -         -            -          (326)        (326)
                                                            -------    -------     -----      -------       -------      -------
Total comprehensive income                                        -          -         -        4,315         1,395        5,710
Sale of 5,464 shares treasury stock                               -         61       131            -             -          192
Repurchase of 12,178 shares treasury stock                        -          -      (454)           -             -         (454)
Cash dividends declared                                           -          -         -       (1,266)            -       (1,266)
                                                            -------    -------     -----      -------       -------      -------
Balance at December 31, 2002                                $14,560    $ 4,024     $(655)     $18,464       $ 1,925      $38,318
                                                            -------    -------     -----      -------       -------      -------

Net income, 2003                                                  -          -         -        4,278             -        4,278
Change in net unrealized gain on available
 for sale securities, net of tax of $(365)                        -          -         -            -          (708)        (708)
Minimum pension liability adjustment, net of tax of $168          -          -         -            -           326          326
                                                            -------    -------     -----      -------       -------      -------
Total comprehensive income                                        -          -         -        4,278          (382)       3,896
Sale of 6,552 shares treasury stock                               -         32       246            -             -          278
Repurchase of 9,266 shares treasury stock                         -          -      (394)           -             -         (394)
Cash dividends declared                                           -          -         -       (1,346)            -       (1,346)
                                                            -------    -------     -----      -------       -------      -------
Balance at December 31, 2003                                $14,560    $ 4,056     $(803)     $21,396       $ 1,543      $40,752
                                                            -------    -------     -----      -------       -------      -------

Net income, 2004                                                  -          -         -        4,829             -        4,829
Change in net unrealized gain on available
 for sale securities, net of tax of $(559)                        -          -         -            -        (1,086)      (1,086)
Minimum pension liability adjustment, net of tax of $(220)        -          -         -            -          (427)        (427)
                                                            -------    -------     -----      -------       -------      -------
Total comprehensive income                                        -          -         -        4,829        (1,513)       3,316
Sale of 4,158 shares treasury stock                               -          1       185            -             -          186
Repurchase of 7,946 shares treasury stock                         -          -      (366)           -             -         (366)
Retirement of treasury stock                                   (288)       (80)      984         (616)            -            -
Sale of 3,364 shares of common stock                             42        122         -            -             -          164
Repurchase of 30,200 shares of common stock                    (377)    (1,126)        -            -             -       (1,503)
Cash dividends declared                                           -          -         -       (1,457)            -       (1,457)
                                                            -------    -------     -----      -------       -------      -------
Balance at December 31, 2004                                $13,937    $ 2,973     $   -      $24,152       $    30      $41,092
                                                            =======    =======     =====      =======       =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004, 2003 and 2002
Dollars in thousands, except number of shares and per share data


                                                         2004        2003        2002
                                                         ----        ----        ----

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net income                                             $  4,829    $  4,278    $  4,315
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible assets                            47          47          47
Depreciation                                                637         696         768
Net amortization of premium (accretion of discount)
 on investments                                             511         850         673
Deferred income taxes                                      (260)       (168)       (202)
Provision for loan losses                                   222         420         360
Net gains on sales of available for sale securities        (237)       (558)        (23)
Net gain on sale of equipment                                 -           -          (1)
Originations of loans held for sale                      (8,680)    (47,748)    (54,209)
Proceeds from sale of loans                              9,371      52,232      51,563
Net change in other assets                                    4      (1,877)     (1,185)
Net change in other liabilities                           1,171         595       1,762
Net change in deferred loan origination fees               (155)         15          13
                                                       --------    --------    --------
Net cash provided by operating activities                 7,460       8,782       3,881
                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities      20,857       7,548       8,538
Purchase of available for sale securities               (49,885)    (77,508)    (35,144)
Proceeds from maturities and principal payments
 on available for sale securities                        22,388      40,392      21,765
Purchase of held to maturity securities                       -           -        (102)
Proceeds from maturities and principal payments
 on held to maturity securities                             605         435         300
Increase in other investments                            (1,869)       (818)          -
Net increase in loans to customers                      (23,521)    (59,881)    (14,805)
Proceeds from sale of equipment                               -           -           1
Capital expenditures                                       (491)       (387)       (525)
Net increase in cash surrender value of life
 insurance                                                 (372)       (208)       (390)
                                                       --------    --------    --------
Net cash (used) by investing activities                 (32,288)    (90,427)    (20,362)
                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits                                  6,528      22,689       7,858
Proceeds from long-term borrowings                       29,685      14,000      16,500
Repayment of long-term borrowings                       (14,139)    (10,443)     (3,498)
Net change in short-term borrowings from
 Federal Home Loan Bank                                    (412)     55,509      (9,000)
Net change in other borrowed funds                        1,552        (621)        928
Purchase of common and treasury stock                    (1,869)       (394)       (454)
Sale of treasury stock                                      186         278         192
Proceeds from stock issuance                                164           -           -
Dividends paid                                           (1,457)     (1,318)     (1,264)
                                                       --------    --------    --------
Net cash provided by financing activities                20,238      79,700      11,262
                                                       --------    --------    --------
Net (decrease) in cash and cash equivalents              (4,590)     (1,945)     (5,219)
Cash and cash equivalents at beginning of year           14,702      16,647      21,866
                                                       --------    --------    --------
Cash and cash equivalents at end of year               $ 10,112    $ 14,702    $ 16,647
                                                       ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.


Dollars in thousands                                     2004        2003        2002
                                                         ----        ----        ----

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid                                          $  6,125    $  6,002    $  7,362
Income taxes paid                                      $  1,950    $  1,887    $  2,008


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Changes in other comprehensive income:
Net increase (decrease) required by Statement
 of Financial Accounting Standards No. 115
 "Accounting for Certain Investments in
 Debt and Equity Securities"                           $ (1,645)   $ (1,073)   $  2,607
Deferred income tax receivable (liability) thereon     $    559    $    365    $   (886)
Increase (decrease) required by Statement of
 Financial Accounting Standards No. 87
 "Employers' Accounting for Pension"                   $   (647)   $    494    $   (494)
Change in deferred income tax asset thereon            $    220    $   (168)   $    168

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      Union Bankshares Company (the Company) provides a full range of banking services to individual and corporate customers through its subsidiary and branches in Maine. It is subject to regulations of certain federal agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Union Trust Company (the Bank). All significant intercompany balances and transactions have been eliminated in the accompanying financial statements.

Operating Segments

      Operations are managed and financial performance is evaluated on a corporate-wide basis. Accordingly, all the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

Accounting Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Material estimates that are particularly susceptible to significant change in the future relate to the determination of the allowance for loan losses and the valuation of mortgage servicing rights.

Earnings and Cash Dividends per Share

      Earnings per share is based upon the weighted average number of common shares outstanding during each year. In April 2004, the Company increased its cash dividend by 8% and in April 2003, the Company increased its cash dividend by 9%.

Investments

Available for Sale Securities

      Available for sale securities consist of marketable securities that the Company anticipates could be made available for sale in response to changes in market interest rates, liquidity needs, changes in funding sources and similar factors. These assets are specifically identified and are carried at fair value. Amortization of premiums and accretion of discounts are recorded as an adjustment to yield. Unrealized holding gains and losses for these assets, net of related income taxes, are excluded from earnings and are reported as a net amount in a separate component of shareholders' equity. When a decline in market value is considered other than temporary, the loss is recognized in the consolidated statements of income, resulting in the establishment of a new cost basis. Gains and losses on the sale of available for sale securities are determined using the specific identification method.

Held to Maturity Securities

      Held to maturity securities consist of debt securities that the Company has the positive intent and ability to hold until maturity. Debt securities classified as held to maturity are carried at amortized cost, adjusted for amortization of premiums and accretion of discounts. When a decline in market value is considered other than temporary, the loss is recognized in the consolidated statements of income, resulting in the establishment of a new cost basis for the security.

Other Investment Securities

      Other investment securities consist of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock. These securities are carried at cost, which approximates market value at December 31, 2004 and 2003.

Loans Held for Sale

      Loans held for sale are loans originated for the purpose of potential subsequent sale. These loans are carried at the lower of aggregate cost or market value as determined by current investor yield requirements. Gains and losses on the sale of these loans are computed on the basis of specific identification.

Loans

      Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff generally are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for loan losses and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balances. Loan commitments are recorded when funded.

Loan Servicing

      Mortgage loans serviced for others are not included in the accompanying balance sheets. The Bank recognizes a loan servicing fee for the difference between the principal and interest payment collected on the loan and the payment remitted to the investor.

      The cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following risk characteristics of the underlying loans: interest rate, fixed versus variable rate, and period of origination. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

Premises, Furniture and Equipment

      Premises, furniture and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed by accelerated and straight-line methods over the estimated useful life of each type of asset. Leasehold improvements are amortized over the lesser of the terms of the respective leases or the service lives of the improvements. Maintenance and repairs are charged to expense as incurred; betterments are capitalized.

Intangible Assets

      The core deposit intangible is amortized on a straight-line basis over 7 years. The core deposit intangible is reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset.

      Upon adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", on January 1, 2002, amortization of goodwill was discontinued and the goodwill asset is evaluated for impairment annually, or more frequently upon the occurrence of certain events. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over 15 years.

Allowance for Loan Losses

      The allowance for loan losses is established by management to absorb charge-offs of loans deemed uncollectible. This allowance is increased by provisions charged to operating expense and by recoveries on loans previously charged off. The amount of the provision is based on management's evaluation of the loan portfolio. Considerations include past and anticipated loan loss experience, current economic conditions, the character and size of the loan portfolio and the need to maintain the allowance at a level adequate to absorb probable losses.

      Loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance to increase, the increase is reported as loan loss provision.

Other Real Estate Owned

      Other real estate owned, which is included in other assets, is recorded at the lower of cost or fair value less estimated costs to sell at the time the Company takes possession of the property. Losses arising from the acquisition of such properties are charged against the allowance for loan losses. Operating expenses and any subsequent provisions to reduce the carrying value are charged to operations. Gains and losses upon disposition are reflected in earnings as realized.

Income Taxes

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

Accrual of Interest Income and Expense

      Interest on loans and investment securities is taken into income using methods that relate the income earned to the balances of loans outstanding and investment securities. Interest expense on liabilities is derived by applying applicable interest rates to principal amounts outstanding. The recording of interest income on problem loan accounts ceases when collectibility within a reasonable period of time becomes doubtful. Interest income accruals are resumed only when they are brought fully current with respect to principal and interest, and when management expects the loan to be fully collectible. Loans 30 days or more past due are considered delinquent.

      The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reflected in the loan loss provision.

Loan Origination Fees and Costs

      Loan origination fees and certain direct loan origination costs are recognized over the life of the related loan as an adjustment to, or reduction of, the loan's yield.

Advertising Costs

      The Company expenses advertising costs as they are incurred.

Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Comprehensive Income

      Comprehensive income includes both net income and other comprehensive income. The only components of other comprehensive income are net unrealized gains and losses on available for sale securities and minimum pension liability adjustment, net of deferred taxes. The required disclosures for all periods presented are included in the consolidated statement of changes in shareholders' equity.

Treasury Stock

      A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued", effectively eliminating a corporation's ability to hold stock in treasury.

      In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004. The 23,014 shares so retired are available for reissuance as authorized, but unissued shares.

Reclassifications

      Certain 2002 and 2003 balances have been reclassified to conform with the 2004 presentation.

2. CASH AND DUE FROM BANKS

      The Federal Reserve Board requires the Bank to maintain a reserve balance. The amount of this reserve balance as of December 31, 2004 was $601,000. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100,000 insured by the Federal Deposit Insurance Corporation.

3. AVAILABLE FOR SALE SECURITIES

      The Company carries available for sale securities at fair value. A summary of the cost and fair values of available for sale securities at December 31, 2004 and 2003 is as follows:


                                                                            December 31,
                                    ---------------------------------------------------------------------------------------------
                                                        2004                                            2003
                                    ---------------------------------------------   ---------------------------------------------
                                                 Gross       Gross                               Gross       Gross
                                    Amortized  Unrealized  Unrealized  Carrying &   Amortized  Unrealized  Unrealized  Carrying &
                                      Cost       Gains       Losses    Fair Value     Cost       Gains       Losses    Fair Value
                                    ---------  ----------  ----------  ----------   ---------  ----------  ----------  ----------
                                                                       (Dollars in thousands)

Mortgage-backed securities          $ 87,131     $  351      $(445)     $ 87,037    $ 67,637     $  553      $(232)     $ 67,958
U.S. Treasury securities and
 other U.S. Government agencies       28,689        321       (140)       28,870      38,317      1,117          -        39,434
Obligations of states and
 political subdivisions               11,758        648          -        12,406      11,772        807          -        12,579
Other securities                       5,887         24        (67)        5,844       9,364        144        (52)        9,456
                                    --------     ------      -----      --------    --------     ------      -----      --------
Totals                              $133,465     $1,344      $(652)     $134,157    $127,090     $2,621      $(284)     $129,427
                                    ========     ======      =====      ========    ========     ======      =====      ========

      The amortized cost and fair value of available for sale debt securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                Amortized      Fair
                                                  Cost        Value
                                                ---------     -----

                          (Dollars in thousands)

      Due in one year or less                   $ 10,048     $ 10,154
      Due after one year through five years       32,467       32,752
      Due after five years through ten years      32,064       32,478
      Due after ten years                         58,886       58,773
                                                --------     --------
      Totals                                    $133,465     $134,157
                                                ========     ========

      Mortgage-backed securities are allocated among the above maturity groupings based on their final maturity dates.

      Proceeds from the sale of securities were $20.9 million, $7.5 million, and $8.5 million in 2004, 2003 and 2002, respectively. Gross realized gains were $237,000, $558,000, and $45,000 in 2004, 2003 and 2002, respectively. Gross realized losses were $0, $0, and $22,000 in 2004, 2003 and 2002, respectively.

      The fair value and unrealized losses on available for sale securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2004 are as follows:


                                                                       December 31, 2004
                                       --------------------------------------------------------------------------------
                                         Less than 12 Months         12 Months or Longer                Total
                                       ------------------------    ------------------------    ------------------------
                                                     Unrealized                  Unrealized                  Unrealized
                                       Fair Value      Losses      Fair Value      Losses      Fair Value      Losses
                                       ----------    ----------    ----------    ----------    ----------    ----------

Description of Securities                                           (Dollars in thousands)

Mortgage-backed securities              $42,008        $(340)        $4,450        $(105)       $46,458        $(445)
U.S. Treasury securities and other
 U.S. Government agencies                15,525         (140)             -            -         15,525         (140)
Other securities                          2,085           (5)           411          (62)         2,496          (67)
                                        -------        -----         ------        -----        -------        -----
Total                                   $59,618        $(485)        $4,861        $(167)       $64,479        $(652)
                                        =======        =====         ======        =====        =======        =====

      Available for sale securities consist of marketable securities that the Company anticipates could be made available for sale in response to changes in the market, interest rates, liquidity needs, and changes in funding sources. As of December 31, 2004, there were 34 securities with a fair value of $59.6 million and an unrealized loss of $485,000 that have been in a continuous unrealized loss position for less than 12 months. There were also 4 securities with a 12 month or more continuous unrealized loss position that had a fair value of $4.9 million and unrealized loss of $167,000. On a monthly basis, management reviews the unrealized loss position for the Company's portfolio, in addition to industry analyst reports, sector credit ratings and interest rate risk profiles, and has concluded that the impairment was not other than temporary and was primarily due to the volatility of the security's market price.

4. HELD TO MATURITY SECURITIES

      The carrying amounts of held to maturity securities for 2004 and 2003 as shown in the Company's consolidated balance sheets, and their approximate fair values at December 31, are as follows:


                                                                     December 31,
                             --------------------------------------------------------------------------------------------
                                                 2004                                            2003
                             -------------------------------------------     --------------------------------------------
                                         Gross         Gross                             Gross         Gross
                              Book     Unrealized    Unrealized     Fair      Book     Unrealized    Unrealized     Fair
                             Value       Gains         Losses      Value     Value       Gains         Losses      Value
                             -----     ----------    ----------    -----     -----     ----------    ----------    -----
                                                                (Dollars in thousands)

Obligations of states and
 political subdivisions      $2,255       $129           $ -       $2,384    $2,870       $171           $ -       $3,041

      The amortized cost and fair value of held to maturity securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                Amortized     Fair
                                                  Cost       Value
                                                ---------    -----

                         (Dollars in thousands)

      Due in one year or less                    $  170      $  173
      Due after one year through five years         399         422
      Due after five years through ten years      1,581       1,677
      Due after ten years                           105         112
                                                 ------      ------
      Totals                                     $2,255      $2,384
                                                 ======      ======

      Nontaxable interest income on municipal investments was $686,000, $709,000, and $827,000 for 2004, 2003 and 2002, respectively.

5. LOANS

      At December 31, 2004 and 2003, loans on nonaccrual status totaled approximately $1.1 million and $1.4 million, respectively. If interest had been accrued on such loans, interest income on loans would have been approximately $35,000, $111,000, and $243,000 higher in 2004, 2003 and
2002, respectively. Loans delinquent by 90 days or more that were still on accrual status at December 31, 2004 and 2003 totaled approximately $318,000 and $360,000, respectively.

      In the ordinary course of business, the Company's subsidiary granted loans to the executive officers and directors of the Company and its subsidiary, and to affiliates of directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of uncollectibility or present other unfavorable features.

      The balance of loans to related parties amounted to $3.5 million at December 31, 2004 and 2003. New loans granted to related parties in 2004 and 2003 totaled $1.8 million and $2.9 million, respectively; payments and reductions amounted to $1.8 million and $2.9 million in 2004 and 2003, respectively.

      The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

                         Loan Portfolio Composition


                                        December 31,
                                   ----------------------
                                     2004          2003
                                     ----          ----

                                   (Dollars in thousands)

      Real estate
        Residential                $201,669      $188,286
        Commercial                   58,834        53,436
      Commercial and industrial      21,906        23,837
      Consumer                       23,340        17,498
      Municipal                       4,202         3,276
                                   --------      --------
      Total                        $309,951      $286,333
                                   ========      ========

6. ALLOWANCE FOR LOAN LOSSES

      Analysis of the allowance for loan losses is as follows for the years ended December 31, 2004, 2003 and 2002:


                                               Years Ended December 31,
                                              --------------------------
                                               2004      2003      2002
                                               ----      ----      ----

                                               (Dollars in thousands)

      Balance, beginning of year              $4,339    $3,679    $3,453
      Provision for loan losses                  222       420       360
                                              ------    ------    ------
      Balance before loan charge-offs          4,561     4,099     3,813
                                              ------    ------    ------

      Loans charged-off                          269       188       279
      Less recoveries on loans charged-off       212       428       145
                                              ------    ------    ------
      Net loan charge-offs  (recoveries)          57      (240)      134
                                              ------    ------    ------

      Balance, end of year                    $4,504    $4,339    $3,679
                                              ======    ======    ======

      Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance might be necessary based on changes in economic conditions, particularly in northern New England. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance. These agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      Impairment of loans having recorded investments of $1.1 million at December 31, 2004, $1.4 million at December 31, 2003 and $1.5 million at December 31, 2002 have been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans during 2004, 2003 and 2002 was $1.1 million, $1.7 million and $1.5 million, respectively. All impaired loans have a related allowance for loan losses. The total allowance for loan losses related to these loans was $165,000, $148,000 and $313,000 at December 31, 2004, 2003 and 2002, respectively.
There was $36,000, $21,000, and $47,000 interest income recognized on impaired loans in 2004, 2003 and 2002, respectively.

7. LOAN SERVICING

      The Bank services loans sold to others amounting to $110.2 million and $102.7 million at December 31, 2004 and 2003, respectively. Mortgage servicing rights of $403,000 and $557,000 were capitalized in 2004 and 2003, respectively. Mortgage servicing rights have been written down to their fair value of $806,000 and $590,000 through a valuation allowance at December 31, 2004 and 2003, and are included in other assets. Amortization of mortgage servicing rights was $375,000, $477,000, and $290,000 in 2004, 2003 and 2002, respectively. Gain on loans sold was $164,000, $546,000, and $359,000 in 2004, 2003 and 2002, respectively.

8. PREMISES, FURNITURE AND EQUIPMENT

      Detail of bank premises, furniture and equipment is as follows:


                                                     December 31,
                                                ----------------------
                                                   2004       2003
                                                   ----       ----

                                                (Dollars in thousands)

      Land                                        $   463    $   429
      Buildings and improvements                    6,791      6,771
      Furniture and equipment                       6,170      5,733
      Leasehold improvements                          767        767
                                                  -------    -------
                                                   14,191     13,700
      Less accumulated depreciation                 8,519      7,881
                                                  -------    -------
      Premises, furniture and equipment, net      $ 5,672    $ 5,819
                                                  =======    =======

      At December 31, 2004, the Bank was obligated under a number of noncancellable leases for premises and equipment that are accounted for as operating leases. Leases for real property contain original terms from 2 to 20 years with renewal options up to 20 years. Management expects that, in the normal course of business, most leases will be renewed or replaced by other leases, or, when available, purchase options may be exercised.

      Rental expense was $257,000 in 2004, $207,000 in 2003, and $202,000 in 2002.

      The minimum annual lease commitments under noncancellable leases in effect at December 31, 2004 are as follows:


      Years Ending December 31,
      -------------------------
        (Dollars in thousands)

      2005               $  246
      2006                  209
      2007                  116
      2008                   86
      2009                   92
      Thereafter            878
                         ------
      Total              $1,627
                         ======

9. INTANGIBLE ASSETS

      On August 31, 2000, the Company acquired the outstanding stock of Mid-Coast Bancorp, Inc. and its subsidiary, The Waldoboro Bank, FSB. The acquisition was accounted for under the purchase method of accounting for business combinations. The Company has an intangible asset subject to amortization related to the acquisition. The core deposit intangible is being amortized on a straight-line basis over 7 years, and reviewed for possible impairment when it is determined that events or changed circumstances may affect the underlying basis of the asset. The carrying amount is as follows:


                                            December 31,
                                       ----------------------
                                            2004    2003
                                            ----    ----

                                       (Dollars in thousands)

      Core deposit intangible, cost         $323    $323
      Accumulated amortization               202     156
                                            ----    ----
      Core deposit intangible, net          $121    $167
                                            ====    ====

      Amortization expense related to the core deposit intangible for each of the years ended December 31, 2004, 2003 and 2002 amounted to $47,000. The expected amortization expense is estimated to be $47,000 each year through December 31, 2006 and $27,000 in 2007.

10. DEPOSITS

      The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was $18.6 million and $18.9 million in 2004 and 2003, respectively.

      At December 31, 2004, the scheduled maturities of time deposits were as follows:


      Years Ending December 31,
      -------------------------
        (Dollars in thousands)

      2005              $65,805
      2006               11,218
      2007                8,109
      2008                3,268
      2009                1,576
                        -------
      Total             $89,976
                        =======

11. BORROWINGS FROM FEDERAL HOME LOAN BANK

      Borrowings from the Federal Home Loan Bank are summarized as follows:


                                                                          December 31,
                             Range of Final    Interest Rates at     ----------------------
                             Maturity Dates    December 31, 2004        2004         2003
                             --------------    -----------------        ----         ----

                                                                     (Dollars in thousands)

      Fixed borrowings        2005 to 2011      2.11% to 6.09%        $118,494     $103,361
      Variable borrowings     2005 to 2013      2.00% to 7.23%           1,666        1,666
                                                                      --------     --------
                                                                      $120,160     $105,027
                                                                      ========     ========

      Pursuant to the collateral agreements with the Federal Home Loan Bank
(FHLB), borrowings are collateralized by stock in the FHLB, qualifying first mortgage loans and available for sale securities. The Bank has an available line of credit with the FHLB of $5.0 million. The amount of borrowings with a call option totaled $28.5 million at December 31, 2004.

      Borrowings at December 31, 2004 mature as follows:


      Years Ending December 31,
        (Dollars in thousands)

      2005            $ 71,659
      2006               9,500
      2007              19,436
      2008               8,810
      2009               2,317
      Thereafter         8,438
                      --------
      Total           $120,160
                      ========

12. OTHER BORROWED FUNDS

      Securities sold under agreements to repurchase generally mature within one day from the transaction date. The Bank provides collateral based upon the par value of the underlying securities. At December 31, 2004, securities with a fair value of $22.7 million were pledged to collateralize other borrowed funds. Information concerning securities sold under agreements to repurchase for 2004 is summarized as follows:


                                                    Year Ended December 31, 2004
                                                    ----------------------------
                                                       (Dollars in thousands)

      Average balance during the year                         $11,376
      Average interest rate during the year                     1.71%
      Maximum month-end balance during the year               $14,932

13. EMPLOYEE BENEFITS

Pension Plan

      The Company's subsidiary has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees. The benefits are based on employees' years of service and the average of their three highest consecutive rates of annual salary preceding retirement.

      It is the subsidiary's policy to fund the plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

      The accumulated benefit obligation at December 31, 2004, 2003 and 2002 was $6.5 million, $5.9 million, and $4.9 million, respectively. At December 31, 2004 and 2002, the accumulated benefit obligation exceeded the fair value of plan assets. The Company recognized an additional minimum liability equal to the unfunded accumulated benefit obligation of $648,000 and $494,000 for the years ended December 31, 2004 and 2002, respectively. At December 31, 2004 and 2002, the minimum pension liability adjustment was recorded as a separate component of equity, net of a deferred tax asset of $220,000 and $168,000, respectively. The minimum pension liability adjustment as of December 31, 2002 was reversed in 2003 upon additional funding of the plan.

      Pension expense amounted to $565,000, $487,000, and $276,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

      The measurement dates for the pension plan were January 1, 2004 for purposes of determining the net periodic pension cost and December 31, 2004 for purposes of funded status disclosure.

Plan Assets
-----------

      The Company's pension plan weighted-average asset allocations at December 31, 2004 and 2003, by asset category are as follows:


                                       December 31,
                                   ----------------------
                                     2004          2003
                                     ----          ----

                                   (Dollars in thousands)

      Asset Category
      --------------
      Cash and cash equivalents         3%          23%
      Fixed income                     36%          27%
      Domestic equities                61%          47%
      International equities            0%           3%
                                      ---          ---
      Total                           100%         100%
                                      ===          ===

Investment Policies
-------------------

      The Retirement Plan for the Employees of Union Trust Company (the "Plan") was established in 1959 to provide for the payment of benefits to employees of Union Trust Company. The Plan is overseen by a Pension Plan Committee who meets annually to review asset performance and compliance to investment guidelines and to set the investment policy guidelines. A complete review is presented annually to the Board of Directors' Compensation Committee.

      The Bank utilizes the investment management services of Union Trust Company's Trust Department. The goal of the Union Trust Pension Fund is to provide sufficient funds to pay the pension obligations, which the Bank has incurred for current and future retirees. As such, it should be conservatively managed with the appropriate mix of fixed income and equity securities. On an annual basis, the Fund should obtain sufficient cash to pay all obligations from either income, the Bank's contribution or appreciation in the value of the equity portion of the portfolio. Growth in the total value of the Fund will come from excess growth or Bank contribution.

      The asset allocation shall be as follows:

      -  Fixed Income:
         -------------
            At least 40% - 50% of the portfolio should be invested in high quality fixed income securities. A preference exists for U.S. Treasury and Agency securities. As much as 30% of the fixed income portfolio may be invested in corporate bonds rated A or better, and with final maturities of no greater than 15 years. The Treasury and Agency portion of the portfolio should be a balanced portfolio with maturities ranging from 2 - 15 years upon purchase.

      -  Common Stocks:
         --------------
            Up to 50% - 60% of the portfolio may be invested in a diversified group of high quality common stocks or common stock equivalents. (1) The portfolio should consist of no more than thirty individual companies spread across at least eight industries. (2) At the time of purchase, there shall be a maximum of ten percent of the portfolio in any one equity. (3) After appreciation, there shall be no more than 15% of the total portfolio value in any one equity. (4) There shall be no more than 25% of the equity portfolio in any one industry.

      -  Expected Long Term Rate of Return
         ---------------------------------
            Basis for the expected long term rate of return assumption:
         the 8% expected long term rate of return assumption was derived from historical rates of return on stocks, government bonds and 30 day T-Bills, assuming a portfolio comprised of 55% stocks, 45% bonds and 5% cash equivalents.

      The expected contribution for 2005 is $0 for the pension plan.

      The following table sets forth the estimated future benefit payments for the years indicated for the Company's noncontributory defined benefit pension plan:


       Years Ending December 31,
         (Dollars in thousands)

      2005                 $  278
      2006                    275
      2007                    303
      2008                    318
      2009                    394
      2010 through 2014     2,543

      Subsequent to December 31, 2004, the Board of Directors of the Company adopted a resolution to "freeze" all future benefit accruals under the Retirement Plan for the Employees of Union Trust Company (the "Plan"), effective May 15, 2005. The freezing of the Plan is not expected to have a material effect on the Company's financial condition.

Postretirement Benefits Other Than Pensions

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

      In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The
Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation (APBO) and net periodic postretirement benefit cost for the
Plan:

      - A subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000, and,

      - The opportunity for a retiree to obtain a prescription drug benefit under Medicare.

      During 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP addresses employers' accounting for the effects of the Act and is effective for the Company beginning in 2005. The accounting for the Act will depend on the Company's assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. Currently, due to the lack of clarifying regulations related to the Act, the Company cannot determine if the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act and, accordingly, the potential impact of applying the FSP is not known.

      The measurement dates for postretirement benefits were January 1, 2004 for the purpose of determining the net periodic postretirement benefit cost and December 31, 2004 for the purpose of funded status disclosure.
The expected benefit cost for 2005 is $60,000 for postretirement benefits.

      The following table sets forth the estimated future benefit payments for the years indicated for the Company's postretirement health and life insurance program:


      Years Ending December 31,
        (Dollars in thousands)

      2005                 $ 60
      2006                   62
      2007                   66
      2008                   69
      2009                   74
      2010 through 2014     390

      The following table sets forth the benefit obligations, fair value of plan assets and funded status for the Company's pension and other postretirement benefit plans at December 31, 2004, 2003 and 2002.


                                                    2004                    2003                    2002
                                           ---------------------    --------------------    --------------------
                                           Pension       Other      Pension      Other      Pension      Other
                                           Benefits     Benefits    Benefits    Benefits    Benefits    Benefits
                                           --------     --------    --------    --------    --------    --------

Change in Benefit Obligations                                     (Dollars in thousands)
-----------------------------
Benefit obligations at beginning
 of year                                    $ 7,540     $ 1,564     $ 6,284     $ 1,476     $ 5,558     $ 1,298
Service cost                                    469          68         349          73         293          54
Interest cost                                   456          89         411          97         385          85
Actuarial (gain) loss                           201        (168)        760         (20)        310          98
Benefits paid                                  (282)        (60)       (264)        (62)       (262)        (59)
                                            -------     -------     -------     -------     -------     -------
Benefit obligations at end of year          $ 8,384     $ 1,493     $ 7,540     $ 1,564     $ 6,284     $ 1,476
                                            =======     =======     =======     =======     =======     =======

Change in Plan Assets
---------------------
Fair value of plan assets at beginning
 of year                                    $ 5,911     $     -     $ 4,280     $     -     $ 4,961     $     -
Actual return (loss) on plan assets             319           -         624           -        (582)          -
Employer contributions                            -          60       1,271          62         163          59
Benefits paid                                  (282)        (60)       (264)        (62)       (262)        (59)
                                            -------     -------     -------     -------     -------     -------
Fair value of plan assets at end of year    $ 5,948     $     -     $ 5,911     $     -     $ 4,280     $     -
                                            =======     =======     =======     =======     =======     =======

Funded status                               $(2,436)     $(1,493)    $(1,629)    $(1,564)    $(2,004)    $(1,476)
Unrecognized net actuarial (gain) loss        2,554        (327)      2,314        (163)      1,921        (144)
Unamortized prior service cost                  (16)          -         (18)          -         (21)          -
Recognized minimum liability                   (648)          -           -           -        (494)          -
Unrecognized transition (net asset) net
 obligation                                       -         366           -         412         (13)        457
                                            -------     -------     -------     -------     -------     -------
Net amount recognized                       $  (546)    $(1,454)    $   667     $(1,315)    $  (611)    $(1,163)
                                            =======     =======     =======     =======     =======     =======

Amounts recognized in the consolidated
 balance sheets consist of:
Prepaid (accrued) benefit cost before
 minimum liability                          $   101     $(1,454)    $   667     $(1,315)    $  (117)    $(1,163)
Minimum pension liability adjustment           (647)          -           -           -        (494)          -
                                            -------     -------     -------     -------     -------     -------
Net prepaid (accrued) benefit cost          $  (546)    $(1,454)    $   667     $(1,315)    $  (611)    $(1,163)
                                            =======     =======     =======     =======     =======     =======

Net periodic benefit cost includes the following components:


                                                   2004                    2003                    2002
                                           --------------------    --------------------    --------------------
                                           Pension      Other      Pension      Other      Pension      Other
                                           Benefits    Benefits    Benefits    Benefits    Benefits    Benefits
                                           --------    --------    --------    --------    --------    --------

                                                                  (Dollars in thousands)

Service cost                                $ 469        $ 68       $ 349        $ 73       $ 293        $ 54
Interest cost                                 456          89         411          97         385          85
Expected return on plan assets               (461)          -        (331)          -        (386)          -
Recognized net actuarial (gain) loss          104          (4)         73          (2)         10         (12)
Amortization (accretion) of unrecognized
 transition (asset) obligation                  -          46         (13)         46         (24)         46
Amortization of prior service cost             (3)          -          (2)          -          (2)          -
                                            -----        ----       -----        ----       -----        ----
Net periodic benefit cost                   $ 565        $199       $ 487        $214       $ 276        $173
                                            =====        ====       =====        ====       =====        ====

      Weighted-average assumptions as of December 31 are as follows:


                                                                    Year Ended December 31,
                                              --------------------------------------------------------------------
                                                      2004                    2003                    2002
                                              --------------------    --------------------    --------------------
                                              Pension      Other      Pension      Other      Pension      Other
                                              Benefits    Benefits    Benefits    Benefits    Benefits    Benefits
                                              --------    --------    --------    --------    --------    --------

      Discount rate
        For determining benefit obligation     6.00%       5.75%       6.00%       6.00%       6.75%       6.75%
        For determining benefit cost           6.00%       6.00%       6.75%       6.75%       7.00%       6.75%
      Expected return on plan assets           8.00%          -        8.00%          -        8.00%          -
      Rate of compensation increase            4.00%          -        4.00%          -        4.00%          -

      For measurement purposes, the annual rates of increase in the per capita health care cost of covered benefits were 12% for 2004. The annual rate of increase in per capita health care costs is assumed to decrease annually by .5% to an ultimate rate of 6% per year in 2016.

      The effects of a one-percentage-point change in the assumed health care cost trend rate on the aggregate service and interest cost components of the net periodic postretirement health care benefit cost and on the postretirement benefit obligation would be:


                                                                            Year Ended December 31,
                                                         -------------------------------------------------------------
                                                         1 Percentage Point Increase      1 Percentage Point Decrease
                                                         ---------------------------     -----------------------------
                                                           2004     2003     2002          2004       2003       2002
                                                           ----     ----     ----          ----       ----       ----
                                                                            (Dollars in thousands)

      Effect on total service and interest components      $ 41     $ 34     $ 27         $( 31)     $ (26)     $ (21)

      Effect on postretirement benefit obligation          $279     $254     $214         $(217)     $(200)     $(170)

401(k) Plan

      The Company has a noncontributory 401(k) plan for employees who meet certain service requirements.

Stock Purchase Plan

      The Bank maintains a stock purchase plan which allows qualified employees and directors to acquire stock at fair market value.

14. INCOME TAXES

      Income tax expense (benefit) consists of the following:


                             Years Ended December 31,
                           ----------------------------
                            2004       2003       2002
                            ----       ----       ----
                              (Dollars in thousands)

      Federal current      $2,166     $1,848     $1,866
      Federal deferred       (260)      (168)      (202)
      State                   139         80         76
                           ------     ------     ------
        Total              $2,045     $1,760     $1,740
                           ======     ======     ======

      The actual tax expense for 2004, 2003 and 2002 differs from the "expected" tax expense for those years (computed by applying the applicable U.S. federal corporate tax rate to income before income taxes) due to the following:


                                                                 Years Ended December 31,
                                              --------------------------------------------------------------
                                                     2004                  2003                  2002
                                              ------------------    ------------------    ------------------
                                                          % of                  % of                  % of
                                                         Pretax                Pretax                Pretax
                                              Amount    Earnings    Amount    Earnings    Amount    Earnings
                                              ------    --------    ------    --------    ------    --------

                                                                  (Dollars in thousands)

Computed "expected" tax expense               $2,337     34.0%      $2,053     34.0%      $2,059     34.0%
Nontaxable income on obligations of states
 and political subdivisions                     (259)    (3.8%)       (276)    (4.6%)       (303)    (5.0%)
Cash surrender value of life insurance          (126)    (1.8%)       (124)    (2.0%)       (133)    (2.2%)
Other                                             93      1.4%         107      1.7%         117      1.9%
                                              ------     ----       ------     ----       ------     ----
Total                                         $2,045     29.8%      $1,760     29.1%      $1,740     28.7%
                                              ======     ====       ======     ====       ======     ====

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented as follows:


                                                                December 31,
                                                          -----------------------
                                                              2004       2003
                                                              ----       ----

                                                          (Dollars in thousands)

Deferred Tax Assets
-------------------
Allowance for loan losses                                    $1,340     $1,265
Deferred compensation                                           271        247
Postretirement benefits                                         505        453
Minimum pension liability                                       220          -
                                                             ------     ------
Deferred tax assets                                          $2,336     $1,965
                                                             ======     ======

Deferred Tax Liabilities
------------------------
Unrealized gain on available for sale securities             $  235     $  795
Deferred origination fees                                        89         93
Premises, furniture and equipment, principally due to
 differences in depreciation                                    395        424
Mortgage servicing rights                                       274        201
Cash surrender value of life insurance                            -         36
Other                                                           511        103
                                                             ------     ------
Deferred tax liabilities                                     $1,504     $1,652
                                                             ======     ======

      The Bank has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $2.5 million at December 31, 2004. The deferred tax asset and liability are included in other assets and other liabilities in the balance sheet at December 31, 2004 and 2003.

15. REGULATORY MATTERS

      The Bank is subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2004, the most recent notification from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework. To be so categorized, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. Management believes no conditions or events that would alter the Bank's categorization have occurred since the Board's notification.

      The actual capital amounts and ratios for the Company and the Bank as of December 31, 2004 and 2003 are presented in the table below:


                                                                             December  31, 2004
                                            ------------------------------------------------------------------------------------
                                                                                                      To Be Well Capitalized
                                                                      For Capital Adequacy            Under Prompt Corrective
                                                 Actual                     Purposes                     Action Provisions
                                            -----------------    -----------------------------    ------------------------------
                                            Amount     Ratio         Amount           Ratio           Amount            Ratio
                                            ------     -----         ------           -----           ------            -----

                                                                           (Dollars in thousands)

Total capital (to risk weighted assets)
  Consolidated                              $38,443    12.39%    > or = $24,819    > or = 8.0%               N/A            N/A
  Union Trust Company                       $38,053    12.52%    > or = $24,308    > or = 8.0%    > or = $30,385    > or = 10.0%

Tier I capital (to risk weighted assets)
  Consolidated                              $34,557    11.14%    > or = $12,409    > or = 4.0%               N/A            N/A
  Union Trust Company                       $34,246    11.27%    > or = $12,154    > or = 4.0%    > or = $18,231    > or =  6.0%

Tier I capital (to average assets)
  Consolidated                              $34,557     7.19%    > or = $19,236    > or = 4.0%               N/A            N/A
  Union Trust Company                       $34,246     7.13%    > or = $19,223    > or = 4.0%    > or = $24,029    > or =  5.0%


                                                                             December  31, 2003
                                            ------------------------------------------------------------------------------------
                                                                                                      To Be Well Capitalized
                                                                      For Capital Adequacy            Under Prompt Corrective
                                                 Actual                     Purposes                     Action Provisions
                                            -----------------    -----------------------------    ------------------------------
                                            Amount     Ratio         Amount           Ratio           Amount            Ratio
                                            ------     -----         ------           -----           ------            -----

                                                                           (Dollars in thousands)

Total capital (to risk weighted assets)
  Consolidated                              $35,828    14.29%    > or = $20,059    > or = 8.0%               N/A            N/A
  Union Trust Company                       $35,711    14.25%    > or = $20,050    > or = 8.0%    > or = $25,063    > or = 10.0%

Tier I capital (to risk weighted assets)
  Consolidated                              $32,679    13.03%    > or = $10,029    > or = 4.0%               N/A            N/A
  Union Trust Company                       $32,563    12.99%    > or = $10,025    > or = 4.0%    > or = $15,038    > or =  6.0%

Tier I capital (to average assets)
  Consolidated                              $32,679     7.63%    > or = $17,127    > or = 4.0%               N/A            N/A
  Union Trust Company                       $32,563     7.49%    > or = $17,386    > or = 4.0%    > or = $21,733    > or =  5.0%

      The Company may not declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would cause the capital of the Company to be reduced below the capital requirements imposed by the Federal Reserve Board.

16. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

      In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. The instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Bank has in particular classes of financial instruments. At

December 31, 2004 and 2003, the following financial instruments, whose contract amounts represent credit risk, were outstanding:


                                                       Contract Amount
                                                   ----------------------
                                                       2004       2003
                                                       ----       ----
                                                   (Dollars in thousands)

      Commitments to extend credit                   $50,628    $36,849
      Standby letters of credit                          211        532
      Unadvanced portions of construction loans       10,154      9,991
                                                     -------    -------
      Total                                          $60,993    $47,372
                                                     =======    =======

      The Bank's exposure to credit loss in the event of nonperformance by the other parties to the above financial instruments is represented by the contractual amounts of the instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon the credit extension, is based on management's credit evaluation of the counterparty. The types of collateral held include residential and commercial real estate and, to a lesser degree, personal property, business inventory and accounts receivable.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.
Expiration dates are usually within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

      The Bank grants residential, commercial and consumer loans principally to customers in Maine's Hancock, Washington, Waldo, Knox and Lincoln counties. Although the loan portfolio is diversified, a substantial portion of the debtors' ability to honor their contracts depends upon local economic conditions, especially in the real estate sector. At December 31, 2004, there were no borrowers whose total indebtedness to the Bank exceeded regulatory limits.

      The consolidated balance sheets do not include various contingent liabilities such as liabilities for assets held in trust. Management does not anticipate any loss as a result of these contingencies.

17. LITIGATION

      At December 31, 2004, the Company was involved in litigation arising from normal banking, financial and other activities of the Bank.
Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

      Fair value estimates, methods and assumptions are set forth below for the Bank's financial instruments. Fair values are calculated based on the value of one unit without regard to any premium or discount that may result from concentrations of ownership of a financial instrument, possible tax ramifications or estimated transaction costs. If these considerations had been incorporated into the fair value estimates, the aggregate fair value amount could have changed.

Cash and cash equivalents

      The fair value of cash, due from banks and federal funds sold approximates their relative book values at December 31, 2004 and 2003, as these financial instruments have short maturities.

Securities, available for sale and held to maturity

      Fair values are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Loans

      Fair values are estimated for portfolios of loans with similar financial characteristics. Management has determined that the fair value approximates book value on all loans with maturities of one year or less or variable interest rates. The fair values of all other loans are estimated based on bid quotations received from securities dealers. The estimates of maturity are based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions and the effects of estimated prepayments.

Loans held for sale

      The fair value of this financial instrument approximates the book value as the instrument has a short maturity.

Accrued interest receivable

      The fair value of this financial instrument approximates the book value as the instrument has a short maturity.

Other investment securities, Federal Home Loan Bank stock and Federal Reserve Bank stock

      The fair value of these financial instruments approximates the book value as these instruments do not have a market, nor is it practical to estimate their fair value without incurring excessive costs.

Cash surrender value of life insurance

      The fair value is based on the actual cash surrender value of life insurance.

Mortgage servicing rights

      The fair value of mortgage servicing rights is based on the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions.

Deposits

      Fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings deposits, NOW accounts and money market and checking accounts, equals the amount payable on demand. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      The fair value estimates do not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered, the fair value of the Bank's net assets could increase.

Accrued interest payable

      The fair value of this financial instrument approximates the book value as the instrument has a short maturity.

Borrowings from Federal Home Loan Bank

      The fair values of borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Other borrowed funds

      The carrying amount of borrowings under repurchase agreements maturing within 90 days approximates their fair value.

Commitments to extend credit

      The Bank has not estimated the fair values of commitments to originate loans due to their short-term nature and their relative immateriality.

Limitations

      Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

      Fair value estimates are based on existing on- and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. The latter may include deferred tax assets, bank premises and equipment and other real estate owned. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

      A summary of the fair values of the Company's significant financial instruments at December 31, 2004 and 2003 follows:


                                                             December 31,
                                          --------------------------------------------------
                                                   2004                       2003
                                          -----------------------    -----------------------
                                          Carrying    Estimate of    Carrying    Estimate of
                                            Value      Fair Value      Value      Fair Value
                                          --------    -----------    --------    -----------
                                                        (Dollars in thousands)

ASSETS
Cash and cash equivalents                 $ 10,112      $ 10,112     $ 14,702    $ 14,702
Securities, available for sale             134,157       134,157      129,427     129,427
Securities, held to maturity                 2,255         2,384        2,870       3,041
Other investment securities                  7,727         7,727        5,858       5,858
Loans                                      305,447       312,728      281,994     289,241
Loans held for sale                            246           246          937         937
Accrued interest receivable                  1,895         1,895        2,123       2,123
Cash surrender value of life insurance       8,413         8,413        8,041       8,041
Mortgage servicing rights                      806         1,113          590         978

LIABILITIES
Deposits                                   304,982       304,936      298,454     299,200
Accrued interest payable                       611           611          580         580
Borrowings from Federal Home Loan Bank     120,160       120,991      105,027     106,718
Other borrowed funds                        14,254        14,254       12,702      12,702

19. PARENT-ONLY CONDENSED FINANCIAL STATEMENTS

      The condensed financial statements of Union Bankshares Company as of December 31, 2004 and 2003 and for each of the years ended December 31, 2004, 2003 and 2002 are presented as follows:

BALANCE SHEETS


December 31, 2004 and 2003
Dollars in thousands                                2004       2003
                                                    ----       ----

ASSETS
Cash                                              $   207    $    19
Investment in subsidiary                           34,353     34,165
Core deposit intangible                               121        168
Goodwill                                            6,305      6,305
Other assets                                          477        448
                                                  -------    -------
Total assets                                      $41,463    $41,105
                                                  =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                 $   371    $   344
Other liabilities                                       -          9
Shareholders' equity                               41,092     40,752
                                                  -------    -------
Total liabilities and shareholders' equity        $41,463    $41,105
                                                  =======    =======

STATEMENTS OF INCOME


Years ended December 31, 2004, 2003 and 2002
Dollars in thousands                               2004      2003      2002
                                                   ----      ----      ----

Dividend income                                   $3,270    $1,503    $1,367
Equity in undistributed earnings of subsidiary     1,701     2,410     3,033
Other income                                           -       471        21
                                                  ------    ------    ------
Total income                                       4,971     4,384     4,421
Operating expenses                                   142       106       106
                                                  ------    ------    ------
Net income                                        $4,829    $4,278    $4,315
                                                  ======    ======    ======

STATEMENTS OF CASH FLOWS


Years ended December 31, 2004, 2003 and 2002
Dollars in thousands                                 2004        2003        2002
                                                     ----        ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 4,829     $ 4,278     $ 4,315

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
Undistributed earnings of subsidiary                (1,701)     (2,410)     (3,033)
Amortization                                            47          47          47
Gain on sale of stock                                    -        (410)          -
Increase in other assets                               (29)        (30)       (160)
Increase (decrease) in other liabilities                18         (57)         63
                                                   -------     -------     -------
Net cash provided by operating activities            3,164       1,418       1,232
                                                   -------     -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Union Trust Company                        -        (883)          -
Proceeds from sale of stock                              -         882           -
                                                   -------     -------     -------
Net cash used by investing activities                    -          (1)          -
                                                   -------     -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                      (1,457)     (1,318)     (1,264)
Purchase of common and treasury stock               (1,869)       (394)       (454)
Sale of treasury stock                                 186         277         192
Proceeds from stock issuance                           164           -           -
                                                   -------     -------     -------
Net cash used by financing activities               (2,976)     (1,435)     (1,526)
                                                   -------     -------     -------
Net decrease in cash                                   188         (18)       (294)
Cash at beginning of year                               19          37         331
                                                   -------     -------     -------
Cash at end of year                                $   207     $    19     $    37
                                                   =======     =======     =======

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Changes in other comprehensive income:
Net increase (decrease) in net unrealized gain
  on available for sale securities                 $(1,086)     $  (708)    $ 1,721
Net increase (decrease) from minimum
  pension liability adjustment                     $  (427)     $   326     $  (326)

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      Management of the Company, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's Chief Executive Officer and the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

      As previously discussed on Form 8-K, on March 16, 2005, the Board of Directors of the Company adopted a resolution to "freeze" all future benefit accruals under the Retirement Plan for the Employees of Union Trust Company, a non-contributory defined benefit pension plan, effective May 15, 2005. The purpose of the "freeze" is to afford the Company flexibility in the retirement benefits that are provided while preserving all retirement plan participants' earned and vested benefits and managing the increasing costs associated with the retirement plan. The Company incurred no early termination penalties in connection with the freezing of the retirement plan. The freezing of the retirement plan will not have a material effect on the Company's financial condition.

      In addition, the Board of Directors voted to amend the Bank's 401(k) Profit Sharing Plan, a 401(k) plan available to all employees. The amendments to the 401(k) plan include the following enhancements:

     *      An employer-paid match on amounts deferred by employees;

     * An annual discretionary profit sharing contribution paid by the Company;

     * Increased amounts eligible for pre-tax deferral by participating employees;

     *      The addition of up to eighteen (18) investment choices;

     * Availability of loans to participating employees from their account balances in the 401(k) plan; and

     * Daily access by participants to view and/or change their investment elections.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information included in the Proxy Statement under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," "Information about the Board of Directors and Management - Audit Committee," and "Compensation of Directors and Executive Officers - Executive Officers Who are Not Directors" is incorporated herein by reference.

      The Company has adopted a Code of Ethics, which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for the Company. Our Code of Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. The Company filed the Code of Ethics with the SEC as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 2003.

      Copies of the Code of Ethics are available free of charge upon written request to Sally J. Hutchins, Clerk, Union Bankshares Company, P.O. Box 479, Ellsworth, Maine 04605.

Item 11.  Executive Compensation

      The information included in the Proxy Statement under the captions "Compensation of Directors and Executive Officers" and "Performance Graph" is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      The information included in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      The information included in the Proxy Statement under the caption "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons" is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

      The information included in the Proxy Statement under the captions "Ratification of Independent Registered Public Accountants - Principal Accountant Fees and Services" and "Ratification of Independent Registered Public Accountants - Pre-Approval Policies" is incorporated herein by reference.

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules

      (a) The following financial statements are incorporated by reference to Part II, Item 8 of this report on Form 10-K:

            Consolidated Balance Sheets - December 31, 2004 and 2003; Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002;
            Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2004, 2003 and 2002;
            Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002; and
            Notes to Consolidated Financial Statements.

      (b)   Exhibits

            Exhibit Number     Description
            --------------     -----------

                ** 3.1         Amended and Restated Articles of
                               Incorporation of Union Bankshares Company
                               (the "Company")

                   3.2         Amended and Restated Bylaws of the Company

                 *10.1 Stock Purchase Plan for the employees of Union Trust Company (the "Bank")

                 *10.2 Deferred Compensation Agreements for the Executive Officers of the Bank

                 *10.3 Salary Continuation Agreements for the Executive Officers of the Bank

                  13           2004 Annual Report to Shareholders

               ***14           Code of Ethics

                  21           Subsidiaries of the Registrant

                  31           Rule 13a-14(a)/15d-14(a) Certifications

                  32           Section 1350 Certifications

* Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.

*** Incorporated by reference to the Company's Annual Report on Form 10-K, filed with SEC on March 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2005                   UNION BANKSHARES COMPANY

                                       By:  /s/ Peter A. Blyberg
                                            -------------------------------
                                            Peter A. Blyberg
                                            President and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 16, 2005

NAME                         TITLE                              DATE

/s/ Peter A. Blyberg         Director, President and Chief      March 16, 2005
------------------------     Executive Officer
Peter A. Blyberg             (Principal Executive Officer)

/s/ Timothy R. Maynard
------------------------     Senior Vice President and Chief    March 16, 2005
Timothy R. Maynard           Financial Officer
                             (Principal Financial Officer)

/s/ Arthur J. Billings       Director                           March 16, 2005
------------------------
Arthur J. Billings

/s/ Blake B. Brown           Director                           March 16, 2005
------------------------
Blake B. Brown

/s/ Richard C. Carver        Director                           March 16, 2005
------------------------
Richard C. Carver

/s/ Peter A. Clapp           Director                           March 16, 2005
------------------------
Peter A. Clapp

/s/ Samuel G. Cohen          Director                           March 16, 2005
------------------------
Samuel G. Cohen

/s/ Sandra H. Collier        Director                           March 16, 2005
------------------------
Sandra H. Collier

/s/ Robert B. Fernald        Director                           March 16, 2005
------------------------
Robert B. Fernald

/s/ Douglas A. Gott          Director                           March 16, 2005
------------------------
Douglas A. Gott

/s/ James L. Markos, Jr.     Director                           March 16, 2005
------------------------
James L. Markos, Jr.

/s/ John V. Sawyer, II       Director                           March 16, 2005
------------------------
John V. Sawyer, II

/s/ Stephen C. Shea          Director                           March 16, 2005
------------------------
Stephen C. Shea

/s/ Robert W. Spear          Director                           March 16, 2005
------------------------
Robert W. Spear

/s/ Karen W. Stanley         Director                           March 16, 2005
------------------------
Karen W. Stanley

/s/ Paul L. Tracy            Director                           March 16, 2005
------------------------
Paul L. Tracy

                                Exhibit Index

Exhibit Number     Description
--------------     -----------

   ** 3.1          Amended and Restated Articles of Incorporation of the
                   Company

      3.2          Amended and Restated Bylaws of the Company

   * 10.1          Stock Purchase Plan for the employees of the Bank

   * 10.2          Deferred Compensation Agreements for the Executive
                   Officers of the Bank

   * 10.3          Salary Continuation Agreements for the Executive
                   Officers of the Bank

     13            2004 Annual Report to Shareholders

  ***14            Code of Ethics

     21            Subsidiaries of the Registrant

     31            Rule 13a-14(a)/15d-14(a) Certifications

     32            Section 1350 Certifications

* Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

** Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.

*** Incorporated by reference to the Company's Annual Report on Form 10-K, filed with SEC on March 30, 2004.