Form 10-K/A
period 2004-12-31
UNION BANKSHARES CO/ME
filed 2005-04-15
CIK 745083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM 10-K/A
                               Amendment No. 1

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2004

                       Commission File Number 0-12958

                          UNION BANKSHARES COMPANY
           (Exact name of registrant as specified in its charter)

             Maine                                     01-0395131
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

This Amendment No. 1 to Union Bankshares Company's Form 10-K, originally filed with the Securities and Exchange Commission on March 31, 2005, is being filed to report category reclassifications and to correct clerical errors identified on the table that summarizes the allocation of the allowance for loan losses for the years indicated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                           Allocation of Allowance for Loan Losses

                                                            Year Ended December 31,
                          2004                  2003                  2002                  2001                  2000
                  -------------------   -------------------   -------------------   -------------------   -------------------
                           Percent of            Percent of            Percent of            Percent of            Percent of
                            Loans in              Loans in              Loans in              Loans in              Loans in
                            Category              Category              Category              Category              Category
                            to Total              to Total              to Total              to Total              to Total
                  Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans     Amount      Loans
                  ------   ----------   ------   ----------   ------   ----------   ------   ----------   ------   ----------
                                                             (Dollars in thousands)

Real estate
  Residential     $1,202      65.0%     $1,119      65.8%     $  641      58.1%     $1,289      58.0%     $1,162      53.5%
  Commercial       1,048      19.0%        944      18.7%        937      22.7%        999      22.4%      1,415      24.6%
Commercial and
 industrial          164       7.1%        249       8.3%        205       8.6%         81       9.7%         70      10.3%
Consumer             359       7.5%        284       6.1%        350       8.1%        116       8.4%        137       9.8%
Municipal              -       1.4%          -       1.1%          -       2.5%         31       1.5%         37       1.8%
Identified           992       0.0%      1,290       0.0%        552       0.0%        295       0.0%        148       0.0%
Contingent
 liabilities         308       0.0%        340       0.0%        653       0.0%        323       0.0%        304       0.0%
Unallocated          431       0.0%        113       0.0%        341       0.0%        319       0.0%        103       0.0%
                  ------     -----      ------     -----      ------     -----      ------     -----      ------     -----
Total             $4,504     100.0%     $4,339     100.0%     $3,679     100.0%     $3,453     100.0%     $3,376     100.0%
                  ======     =====      ======     =====      ======     =====      ======     =====      ======     =====

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 13, 2005                   UNION BANKSHARES COMPANY

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

Date: April 13, 2005

NAME                        TITLE                                  DATE

/s/ Peter A. Blyberg        Director, President and Chief    April 13, 2005
------------------------    Executive Officer
Peter A. Blyberg            (Principal Executive Officer)

/s/ Timothy R. Maynard      Senior Vice President and        April 13, 2005
------------------------    Chief Financial Officer
Timothy R. Maynard          (Principal Financial Officer)

/s/ Arthur J. Billings      Director                         April 13, 2005
------------------------
Arthur J. Billings

/s/ Blake B. Brown          Director                         April 13, 2005
------------------------
Blake B. Brown

/s/ Richard C. Carver       Director                         April 13, 2005
------------------------
Richard C. Carver

------------------------    Director
Peter A. Clapp

/s/ Samuel G. Cohen         Director                         April 13, 2005
------------------------
Samuel G. Cohen

------------------------    Director
Sandra H. Collier

/s/ Robert B. Fernald       Director                         April 13, 2005
------------------------
Robert B. Fernald

/s/ Douglas A. Gott         Director                         April 13, 2005
------------------------
Douglas A. Gott

/s/ James L. Markos, Jr.    Director                         April 13, 2005
------------------------
James L. Markos, Jr.

/s/ John V. Sawyer, II      Director                         April 13, 2005
------------------------
John V. Sawyer, II

/s/ Stephen C. Shea         Director                         April 13, 2005
------------------------
Stephen C. Shea

------------------------    Director
Robert W. Spear

/s/ Karen W. Stanley        Director                         April 13, 2005
------------------------
Karen W. Stanley

------------------------    Director
Paul L. Tracy