Form 10-Q
period 2005-03-31
UNION BANKSHARES CO/ME
filed 2005-05-16
CIK 745083

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
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

Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [ ] No [X]

As of March 10, 2005, there were 1,118,300 shares of the registrant's common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

Part I. Financial Information		Page #

Item 1.	Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm	1

	Consolidated Balance Sheets -
	March 31, 2005 and 2004 and December 31, 2004	2

	Consolidated Statements of Income -
	Three months ended March 31, 2005 and 2004	3

	Consolidated Statements of Changes in Shareholders' Equity -
	Three months ended March 31, 2005 and 2004	4

	Consolidated Statements of Cash Flows -
	Three months ended March 31, 2005 and 2004	5

	Condensed Notes to Consolidated Financial Statements - March 31, 2005	6 - 8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9 - 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

Part II. Other Information

Item 1:	Legal Proceedings	17

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3:	Defaults Upon Senior Securities	17

Item 4:	Submission of Matters to a Vote of Security Holders	17

Item 5:	Other Information	17

Item 6:	Exhibits	18

Signatures		19

i

Part I. Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company as of March 31, 2005 and 2004, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
May 4, 2005

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of shares and per share data)

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 7,217	$ 8,788	$ 10,112
Securities, available for sale, at market	144,041	120,599	134,157
Securities, held to maturity, at cost (market value $2,346, $3,070, and $2,384 at March 31, 2005, March 31, 2004 and December
31, 2004, respectively)	2,253	2,867	2,255
Other investment securities, at cost which approximates
market value	9,154	6,174	7,727
Loans held for sale	-	351	246

Loans	328,012	279,025	309,951
Less: allowance for loan losses	4,268	4,339	4,504

Net loans	323,744	274,686	305,447

Premises, furniture and equipment, net	5,664	5,901	5,672
Goodwill	6,305	6,305	6,305
Bank owned life insurance	8,483	8,152	8,413
Other assets	8,135	8,224	8,021

Total assets	$514,996	$442,047	$488,355

LIABILITIES
Demand deposits	$ 40,459	$ 37,199	$ 46,314
NOW deposits	60,769	62,788	66,913
Money market accounts	28,509	33,272	30,858
Savings deposits	68,755	51,796	70,921
Certificates of deposit	91,365	96,279	89,976

Total deposits	289,857	281,334	304,982
Borrowings from Federal Home Loan Bank	164,160	100,726	120,160
Other borrowed funds	12,633	9,739	14,254
Other liabilities	7,824	7,918	7,867

Total liabilities	474,474	399,717	447,263

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 1,200,000 shares, issued 1,116,330 shares at March 31, 2005, 1,164,788 shares at
March 31, 2004, and 1,114,938 shares at December 31, 2004.	13,954	14,560	13,937
Surplus	3,041	4,058	2,973
Retained earnings	24,916	22,328	24,152
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale, net of deferred tax asset of $496 at March 31, 2005, and
deferred tax liabilities of $1,149 and $235 at March 31, 2004
and December 31, 2004, respectively.	(962)	2,230	457
Minimum pension liability adjustment, net of deferred tax
asset of $220 at March 31, 2005, $0 at March 31, 2004 and
$220 December 31, 2004.	(427)	-	(427)
Treasury stock, at cost (0 shares at March 31, 2005 and
December 31, 2004, and 10,061 shares at March 31, 2004)	-	(846)	-

Total shareholders' equity	40,522	42,330	41,092

Total liabilities and shareholders' equity	$514,996	$442,047	$488,355

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except number of shares and per share data)

	Three months ended March 31,
	2005	2004

	(Unaudited)	(Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$4,403	$4,068
Interest and dividends on investments	1,563	1,295

Total interest and dividend income	5,966	5,363

INTEREST EXPENSE
Interest on deposits	826	674
Interest on borrowed funds	1,122	726

Total interest expense	1,948	1,400

Net interest income	4,018	3,963
Provision for (recovery of) loan losses	(215)	65

Net interest income after provision for (recovery of) loan losses	4,233	3,898

NON-INTEREST INCOME
Net gain on sale of securities	4	155
Financial services fees and commissions	626	448
Service charges and fees on deposit accounts	450	313
Bankcard fees	61	42
Loan fees	160	226
Income from cash surrender value of life insurance	70	111
Other income	(47)	254

Total non-interest income	1,324	1,549

NON-INTEREST EXPENSE
Salaries and employee benefits	2,224	2,231
Net occupancy	408	368
Equipment and data processing	322	269
Other	834	697

Total non-interest expense	3,788	3,565

Income before income taxes	1,769	1,882
Income taxes	545	605

Net income	$1,224	$1,277

Net income per common share	$1.10	$1.12

Cash dividends declared per common share	$0.40	$0.30

Weighted average common shares outstanding	1,116,247	1,144,979

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2003	$14,560	$4,056	$(803)	$21,396	$ 1,543	$40,752

Net income, three months ended March 31, 2004	-	-	-	1,277	-	1,277
Change in net unrealized gain on available
for sale securities, net of tax of $354	-	-	-	-	687	687

Total comprehensive income	-	-	-	1,277	687	1,964

Sale of 2,570 shares of treasury stock	-	2	111	-	-	113
Repurchase of 3,466 shares of treasury stock	-	-	(154)	-	-	(154)
Cash dividends declared	-	-	-	(345)	-	(345)

Balance at March 31, 2004	$14,560	$4,058	$(846)	$22,328	$ 2,230	$42,330

Balance at December 31, 2004	$13,937	$2,973	$ -	$24,152	$ 30	$41,092

Net income, three months ended March 31, 2005	-	-	-	1,224	-	1,224
Change in net unrealized gain on available
for sale securities, net of tax of $(731)	-	-	-	-	(1,419)	(1,419)

Total comprehensive income (loss)	-	-	-	1,224	(1,419)	(195)

Sale of 1,992 shares of common stock	25	98	-	-	-	123
Repurchase of 600 shares of common stock	(8)	(30)	-	-	-	(38)
Cash dividends declared	-	-	-	(460)	-	(460)

Balance at March 31, 2005	$13,954	$3,041	$ -	$24,916	$(1,389)	$40,522

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except number of shares and per share data)

	Three months ended March 31,
	2005	2004

	(Unaudited)	(Unaudited)
Net cash flows provided by operating activities:
Net Income	$ 1,224	$ 1,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	162
Provision for (recovery of) loan losses	(215)	65
Net securities gains	(4)	(155)
Net (increase) decrease in other assets	(126)	5
Net increase in other liabilities	688	304
Net amortization of premium on investments	113	131
Net increase in deferred loan origination fees	(29)	(38)
Origination of loans held for sale	(1,047)	(3,477)
Proceeds from loans held for sale	1,293	4,063

Net cash provided by operating activities	2,070	2,337

Cash flows from investing activities:
Purchase of securities available for sale	(20,950)	(10,125)
Proceeds from sales of securities available for sale	2,313	13,766
Proceeds from calls or maturities of securities available for sale	6,496	6,256
Proceeds from maturities of securities held to maturity	-	-
Increase in other investments	(1,427)	(316)
Net (increase) decrease in loans to customers	(18,053)	7,281
Proceeds from sales of fixed assets	22	-
Capital expenditures	(175)	(232)
Net decrease in cash surrender value of life insurance	(70)	(111)

Net cash (used in) provided by investing activities	(31,844)	16,519

Cash flows from financing activities:
Net decrease in other borrowed funds	(1,621)	(2,963)
Proceeds from long-term borrowings	25,000	11,500
Repayment of long-term borrowings	(5,200)	(4,151)
Net change in short-term borrowings from Federal Home Loan Bank	24,200	(11,650)
Net decrease in deposits	(15,125)	(17,120)
Purchase of common and treasury stock	(38)	(154)
Proceeds from stock issuance	123	113
Dividends paid	(460)	(345)

Net cash provided by (used in) financing activities	26,879	(24,770)

Net decrease in cash and cash equivalents	(2,895)	(5,914)

Cash and cash equivalents at beginning of year	10,112	14,702

Cash and cash equivalents at end of period	$ 7,217	$ 8,788

Supplemental schedule of cash flow information
Interest paid	$ 1,780	$ 1,373
Income taxes paid	$ 5	$ 1

Supplemental schedule of noncash investing and financing activities
Changes in other comprehensive income:
Net increase (decrease) required by Statement of Financial Accounting
Standards No. 115 "Accounting for Certain Investment in Debt and
Equity Securities"	$(2,150)	$ 1,042
Deferred income tax asset (liability) thereon	$ (731)	$ 355

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

Note 2. Common Stock

      On February 9, 2005, the Company's Board of Directors declared a two-for-one stock split of the Company's common stock payable in the form of a 100% stock dividend to shareholders of record on February 18, 2005, with a payment date of March 21, 2005. All share and per share data included in the consolidated financial statements and elsewhere in this report have been restated to reflect the stock split.

Note 3. Earnings Per Share

Earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

      Earnings per share data and weighted average shares outstanding have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid on March 21, 2005, to shareholders of record on February 18, 2005.

Note 4. Treasury Stock

      A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued," effectively eliminating a corporation's ability to hold stock in treasury. In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004, which reduced the common stock portion of Shareholders' Equity by $288,000, surplus by $80,000 and retained earnings by $616,000.

Note 5. Stock Repurchase Plan

      On April 14, 2002, the Board of Directors voted to authorize the Company to purchase up to 57,700 shares or approximately 5% of its outstanding common stock. On October 27, 2004, the Bank's stock repurchase plan was amended to allow the Company to purchase up to 86,550 shares or approximately 7.5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. As of March 31, 2005, a total of 56,932 shares have been repurchased since the plan's inception on April 14, 2002. The Company repurchased 600 shares as part of this plan at an average price of $55 during the first quarter of 2005.

Note 6. Mortgage Servicing Rights

      Capitalized mortgage servicing rights are recognized in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three months ended March 31,

	2005	2004

	(Dollars in thousands)

Balance of loans serviced for others	$105,475	$113,402

Mortgage Servicing Rights:
Balance at beginning of year	$ 806	$ 590
Mortgage servicing rights capitalized	33	297
Amortization charged against mortgage servicing income	(81)	(99)
Change in valuation allowance	(8)	21

Balance at end of period	$ 750	$ 809

Valuation Allowance:
Balance at beginning of year	$ 13	$ 200
Increase in impairment reserve	8	4
Reduction of impairment reserve	-	(25)

Balance at end of period	$ 21	$ 179

Note 7. Core Deposit Intangible

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

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	214	167	202

Core deposit intangible, net	$109	$156	$121

      Amortization expense related to the core deposit intangible amounted to $12,000 for the three months ended March 31, 2005 and March 31, 2004. The expected amortization expense is estimated to be $47,000 each year through December 31, 2006 and $27,000 in 2007.

Note 8. Employee Benefits

      The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees. The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees and directors who meet minimum age and service requirements. Active employees and directors accrue benefits over a 25-year period.

Net periodic benefit cost of these plans includes the following components:

	Three months ended March 31,

	2005		2004

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Service cost	$ -	$ 19	$117	$ 18
Interest cost	125	21	114	24
Expected return on plan assets	(118)	-	(115)	-
Recognized net actuarial (gain) loss	27	(3)	26	-
Amortization of unrecognized transition obligation	-	12	-	12
Amortization of prior service cost	(1)	-	(1)	-

Net periodic benefit cost	$ 33	$ 49	$141	$ 54

The expected pension contribution for the Company for all of 2005 is $0.

      The Board of Directors of the Company adopted a resolution to "freeze" all future benefit accruals under the Retirement Plan for the Employees of Union Trust Company, effective May 15, 2005. The freezing of the Plan is not expected to have a material effect on the Company's financial condition.

Note 9. Reclassification

      Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

Note 10. Recent Accounting Developments

      In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47 - Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term "conditional asset retirement obligation" as used in Statement of Financial Accounting Standards (SFAS) No. 143 - Accounting for Asset Retirement Obligations. Specifically, FIN 47 provides that an asset retirement obligation is conditional when either the timing and (or) method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. Management expects the adoption of FIN 47 will not have a material effect on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the "Company") at March 31, 2005 and 2004 and December 31, 2004, and the consolidated results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements, notes and table included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, filed with the Securities and Exchange Commission.

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

      This list of important factors is not exclusive. The Company and its wholly-owned subsidiary, Union Trust Company (the "Bank"), disclaim any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on their behalf.

Critical Accounting Policies

      Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses and the evaluation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management's estimates and assumptions under different assumptions or conditions.

      Allowance for Loan Losses. Management believes the allowance for loan losses is a critical accounting policy that requires estimates and assumptions in the preparation of the consolidated financial statements. The allowance for loan losses is based on management's evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management's estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

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

Executive Overview

      Net income decreased $53,000, or 4%, for the quarter ended March 31, 2005 compared to the first quarter last year. The following were significant factors contributing to the results for the first quarter of 2005:

*

Net interest income after the provision for (recovery of) loan losses increased $335,000, or 9%, which was primarily the result of improved asset quality, resulting in a net provision benefit of $215,000 for the first three months of 2005 compared to provision expense of $65,000 for the same period in 2004.

*

Non-interest income decreased $225,000, or 15%, primarily due to a decline in mortgage origination and servicing income as a result of a reduction in mortgage activity and sales volume of residential mortgage loans. Gain on sale of securities also decreased during the current period. Partially offsetting these declines were increases in deposit account fees and financial services income.

*

Non-interest expense increased $223,000 primarily due to higher occupancy and equipment related expense. Other expenses, including supplies and professional fees, also increased during the first quarter of 2005.

* Total loans increased by $49.0 million, or 18%, at March 31, 2005 as compared to March 31, 2004.
* Total deposits increased 3% or $8.5 million as of March 31, 2005 as compared to March 31, 2004.

Results of Operations

      Net Income. Net income for the first quarter of 2005 was $1.2 million as compared with net income of $1.3 million for the first quarter of 2004. The decrease in net income for the quarter was the result of a decrease in non-interest income of $225,000 and an increase in non-interest expense of $223,000, partially offset by an increase in net interest income of $55,000 and a decrease during the current period in the provision for loan loss. Earnings per share were $1.10 for the three months ended March 31, 2005, compared to $1.12 for same quarter in the prior year. Return on average equity and return on average assets were 11.87% and .98%, respectively, as of March 31, 2005, compared to 12.33% and 1.14% for the same period in 2004.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. Net interest income for the first three months ended March 31, 2005 totaled $4.0 million, representing an increase of $55,000 compared to the first quarter of 2004. On a fully tax-equivalent basis, net interest income increased by $38,000 to $4.1 million and was essentially flat in comparison to the same period last year, despite a 13% increase in average earning assets during the period. The results were due primarily to continued pressure on the Company's net interest margin which declined to 3.58% for the first quarter of 2005 from 3.98% for the first quarter of 2004. The compression is the product of continued downward repricing of the Company's loan portfolio, resulting in an overall decline in the yield on interest earning assets, coupled with upward competitive pricing pressure on deposits and higher rates on borrowings due to increases in benchmark interest rates.

      The yield on interest-earning assets was 5.28% for the first three months in 2005, compared to 5.34% for the same period in 2004. The average balance of securities increased by $22.4 million, or 17%, as compared with the same quarter in the prior year. The average balance of loans also increased $31.6 million, or 11%, however, the yield on loans decreased by 16 basis points to 5.64% compared to 5.80% in the first quarter of 2004. This decrease in loan yield was primarily due to a continued downward repricing of the loan portfolio and a change in the overall portfolio mix, where growth in lower yielding municipal loans and real estate loans, primarily adjustable-rate mortgages, outpaced growth in other higher yielding loan categories such as commercial and industrial loans.

      The cost of interest-bearing liabilities, or cost of funds, increased to 1.94% during the first quarter of 2005, compared to 1.56% in the first quarter in 2004. The increase in cost of funds is primarily attributable to a 41 basis points increase in the cost of borrowings during the first quarter of 2005 compared to the same quarter in 2004. A 33 basis points increase in the cost of funds for time deposits also contributed to an increase in the total cost of interest bearing liabilities during the current period.

      The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Bank from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin. For purposes of this table and the following discussion, income from interest earning assets and net interest income are presented on a fully taxable equivalent basis and nonaccrual loans have been included in average balances only.

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax Equivalent Basis)

	Three months ended March 31,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$151,302	$1,686	4.52%	$128,950	$1,389	4.33%
Loans, gross (excludes loans held for sale) (1)	315,267	4,427	5.64%	283,649	4,082	5.80%

Total interest earning assets	466,569	$6,113	5.28%	412,599	$5,471	5.34%

Nonearning assets:
Cash and due from banks	9,457			10,171
Other assets	17,642			17,869

	$493,668			$440,639

Liabilities
Interest Bearing Liabilities:
NOW deposits	$ 64,219	$ 58	0.36%	$ 61,862	$ 32	0.21%
Money market accounts	30,118	67	0.91%	34,975	72	0.83%
Savings deposits	69,841	148	0.86%	53,031	51	0.39%
Time deposits	90,813	553	2.47%	97,488	519	2.14%
Borrowings	152,889	1,122	2.98%	113,505	726	2.57%

Total interest bearing liabilities	407,880	$1,948	1.94%	360,861	$1,400	1.56%

Non-interest bearing liabilities
& shareholders' equity:
Demand deposits	43,632			38,014
Other liabilities	7,632			7,018
Shareholders' equity	34,524			34,746

	$493,668			$440,639

Net interest income (1)		$4,165			$4,071

Net interest rate spread (2)			3.34%			3.78%

Net interest margin (2)			3.58%			3.98%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $147,000, and $108,000 for the three months ended March 31, 2005 and 2004, respectively.
(2)

Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

      The following table presents certain information on a fully tax-equivalent basis regarding changes in interest income and interest expense of the Bank for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

Analysis of Changes in Interest Income and Expense

	Three months ended March 31, 2005 vs. 2004

			Rate/
	Volume	Rate	Volume	Total

	(Dollars in thousands)
Interest Earning Assets
Investment securities (1)	$240	$ 49	$ 8	$297
Loans, gross (excludes loans held for sale ) (1) (2)	453	(146)	(16)	291

Total interest earning assets	$693	$ (97)	$ (8)	$588

Interest Bearing Liabilities
NOW deposits	$ 2	$ 23	$ 1	$ 26
Money market accounts	(10)	6	(1)	(5)
Savings deposits	16	62	19	97
Time deposits	(36)	76	(5)	35
Borrowings	251	108	38	397

Total interest bearing liabilities	$223	$ 275	$ 52	$550

Net change in net interest income	$470	$(372)	$(60)	$ 38

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $147,000 and $108,000 in 2005 and 2004, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      Provision for Loan Losses. During the first three months of 2005, the Company recorded a reduction in the provision for loan losses resulting in a net provision benefit of $215,000 as compared to provision expense of $65,000 for the first three months of 2004. Provisions are made to the allowance for loan losses at a level which management believes is representative of the overall risk of loss inherent in the loan portfolio. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods at March 31, 2005 included a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes and other quality considerations. Nonperforming loans as a percent to total loans decreased to 0.48% at March 31, 2005, compared to 0.53% at March 31, 2004. Total net charge offs as a percent of total loans also decreased to .01%, compared to .02% one year ago. Based on the analyses described above, management believes that the level of allowance for loan losses at March 31, 2005, of $4.3 million, or 1.30% of total loans outstanding, is adequate. As a percentage of total loans outstanding, the allowance for loan losses, of $4.3 million, was 1.56% as of March 31, 2004.

      Non-Interest Income. Non-interest income declined by $225,000, or 15%, to $1.3 million for the quarter ended March 31, 2005 as compared to the same period last year. Mortgage origination activity continued to slowdown during the quarter ended March 31, 2005, resulting in a 29% or $66,000 decline in loan fees as compared to the same period last year. Other income also decreased by $301,000 as of the quarter ended March 31, 2005 as compared to the same period in 2004, primarily due to a considerable reduction in sales volume of residential mortgage loans and the amortization of mortgage servicing rights. Security gains also decreased $151,000 as compared to the quarter ended March 31, 2004. Offsetting these declines was a $137,000 or 44% increase in deposit fees and charges, primarily due to the successful launch of a new overdraft privilege product during the first quarter of 2004 and a $178,000 or 40% increase in financial service fees and commissions.

      Non-Interest Expense. Total non-interest expense, which consists primarily of employee compensation and benefits, net occupancy and equipment and data processing costs increased $223,000, or 6%, to $3.8 million for the period ended March 31, 2005 from $3.6 in the same period in 2004. This increase was primarily attributable to a $93,000 increase in occupancy and equipment related expense, specifically with respect to utilities expense and building maintenance costs as compared to the first quarter of 2004. Other expenses, including supplies and professional fees, also increased by $137,000.

Financial Condition

      The Company's total assets increased to $515.0 million at March 31, 2005, an increase of $26.6 million, or 5% over December 31, 2004. The increase in total assets was primarily attributable to continued growth in total loans and investments.

      Loan Portfolio. Total loans increased by $18.1 million, or 6%, during the three months ended March 31, 2005 as compared to December 31, 2004. The increases were mainly in municipal, residential real estate and commercial real estate which increased $8.2 million, $3.9 million and $2.4 million, respectively. Consumer loans also increased by $3.9 million during the first three months of 2005, primarily due to a continued increase in home equity lines of credit.

Between March 31, 2004 and March 31, 2005, the loan portfolio increased $49.0 million or 18%, a direct result of continued strong origination and customer demand throughout our market areas.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	March 31, 2005		March 31, 2004		December 31, 2004

		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)

Real estate:
Residential	$205,524	62.6%	$179,339	64.3%	$201,669	65.0%
Commercial	61,227	18.7%	56,767	20.3%	58,834	19.0%
Commercial and industrial	21,614	6.6%	21,253	7.6%	21,906	7.1%
Consumer	27,234	8.3%	17,442	6.3%	23,340	7.5%
Municipal	12,413	3.8%	4,224	1.5%	4,202	1.4%

Total	$328,012	100.0%	$279,025	100.0%	$309,951	100.0%

      Asset Quality. As of March 31, 2005, nonperforming assets totaled $1.6 million, an increase of $105,000 over the same date last year and an increase of $109,000 from December 31, 2004. As a percentage of total assets, nonperforming assets at March 31, 2005 were 0.31% compared to 0.33% at March 31, 2004.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31,	March 31,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$1,265	$1,181	$1,145
Accruing loans contractually past due 90 days or more	307	286	318

Total nonperforming loans	1,572	1,467	1,463

Other real estate owned	-	-	-
Nonperforming securities	-	-	-

Total nonperforming assets	$1,572	$1,467	$1,463

Ratio of nonperforming assets to total assets	0.31%	0.33%	0.30%

Ratio of nonperforming loans to total loans	0.48%	0.53%	0.47%

      Allowance for Loan Losses. At March 31, 2005, the allowance for loan losses totaled $4.3 million, or 1.30% of total loans as compared to $4.3 million, or 1.56% of total loans at March 31, 2004. Net charge-off activity totaled $21,000 for the first three months of 2005 compared to $65,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	March 31,

	2005	2004

	(Dollars in thousands)

Total loans outstanding at the end of the period (1)	$328,012	$279,025

Average loans outstanding during the period (1)	$315,236	$283,357

Allowance for loan losses, beginning of the period	$ 4,504	$ 4,339
Provision for (recovery of) loan losses	(215)	65

Balance before loan charge-offs	4,289	4,404

Loans charged-off	38	124
Less recoveries on loans charged-off	17	59

Net loan charge-offs	21	65

Allowance for loan losses, end of the period	$ 4,268	$ 4,339

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.02%
Net charge-offs to loans, end of period	0.01%	0.02%
Allowance for loan losses to average loans outstanding	1.35%	1.53%
Allowance for loan losses to total loans, end of period	1.30%	1.56%
Allowance for loan losses to nonperforming loans	271.50%	295.77%

(1)	Excludes loans held for sale.

      Investments. Total investments increased $11.3 million, or 8%, to $155.4 million at March 31, 2005 from December 31, 2004, with purchases primarily consisting of mortgage-backed securities, U.S. Government Agency obligations and state and county municipal securities. At March 31, 2005, the Company's available for sale portfolio had a net unrealized loss, net of taxes, of $962,000, compared to a net unrealized gain, net of taxes, of $457,000 at December 31, 2004. Management feels that the change in the net unrealized position is primarily due to a recent rise in interest rates.

The following table sets forth the Company's securities at the dates indicated.

	March 31, 2005		March 31, 2004		December 31, 2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$ 87,823	$ 86,451	$ 68,404	$ 69,575	$ 87,131	$ 87,037
U.S. Treasury notes and other U.S.
Government agencies	30,646	30,526	29,718	30,755	28,689	28,870
Obligations of states and political subdivisions	22,167	22,297	11,769	12,752	11,758	12,406
Other securities	4,863	4,767	7,329	7,517	5,887	5,844

Total	$145,499	$144,041	$117,220	$120,599	$133,465	$134,157

Securities held to maturity:
Obligations of states and political subdivisions	$ 2,253	$ 2,346	$ 2,867	$ 3,070	$ 2,255	$ 2,384

      Deposits. At March 31, 2005, deposits of $289.9 million were $15.1 million or 5% lower than at the end of 2004. This decrease is primarily due to normal seasonal outflows. Between March 31, 2004 and March 31, 2005, total deposits have increased $8.5 million or 3%.

      Borrowings. The Bank's borrowings amounted to $176.8 million at March 31, 2005, an increase of $42.4 million or 32% from the end of 2004 and were necessary to provide funding for the continued growth in earning assets and to replace seasonal outflows of deposits. At March 31, 2005, the Bank's borrowings consisted primarily of FHLB borrowings totaling $164.2 million, an increase of $44.0 million over balances as of December 31, 2004. The remaining borrowings consisted primarily of assets sold under repurchase agreements. These borrowings totaled $12.6 million at March 31, 2005, a decrease of $1.6 million from year end 2004.

Liquidity and Capital Resources

      Liquidity. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competition. Liquidity resources are used primarily to fund existing and future loan commitments, to fund net deposit flows, to invest in other interest-earning assets, to maintain liquidity and to meet operating expenses.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2005, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and anticipated liquidity demands.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2005, the Company and the Bank exceeded all of their regulatory capital requirements.

Off-Balance Sheet Risks and Commitments

      As of March 31, 2005 and 2004, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $62.0 million and $57.2 million, respectively.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of March 31, 2005 to extend credit, commitments under contractual leases as well as the Company's contractual obligations, consisting of operating lease obligations and FHLB borrowings by contractual maturity date for the next five years.

Contractual Obligations and Commitments by Maturity

	Payment due by period

		Less
		than1	1 - 3	4 - 5	After 5
	Total	Year	Years	Years	Years

Contractual Obligations	(Dollars in thousands)

Operating lease obligations	$ 1,564	$ 242	$ 296	$ 171	$ 855
FHLB borrowings	164,160	91,424	57,935	9,363	5,438

Total	$165,724	$91,666	$58,231	$9,534	$6,293

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Sensitivity

	200 Basis Point	100 Basis Point
	Rate Increase	Rate Decrease

March 31, 2005	(2.32%)	0.95%
March 31, 2004	(0.72%)	(0.04%)

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

Item 4. Controls and Procedures

      Management of the Company, including the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company's management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2005, the Company repurchased 600 shares of its common stock.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs

January 1 - 31, 2005	600	$55	600	29,618
February 1 - 28, 2005	-	-	-	29,618
March 1 - 31, 2005	-	-	-	29,618

TOTAL	600	$55	600	29,618

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

      On April 20, 2005, the Company's Board of Directors voted to amend and restate the Company's Bylaws (the "Amended Bylaws"). The Amended Bylaws include a new Article IV, Section 6 (Conduct of Meetings), which states that the Chairman of the Board, the President, or such other person as appointed by the majority of the Board shall preside at all shareholder meetings. The new provision also grants the chairman of the shareholder meeting the discretion to establish reasonable procedural rules. The Amended Bylaws also include a new Article IV, Section 7 (New Business) setting forth the procedures for shareholders to bring new business before an annual meeting of the shareholders. The new business must relate to a proper subject matter for shareholder action, and shareholders must provide written notice to the Clerk of the Company no later than 120 days before the date of the annual meeting. New Article IV, Section 8 (Procedure for Nominations) sets forth the requirements for director nominations. Director nominations may be made only by the Board of Directors, or by a committee thereof, or by a stockholder who complies with certain procedural requirements. Nominations by stockholders must be made by proper notice in writing at least 60 days in advance of the date the Company's proxy statement was released to stockholders in connection with the previous year's annual meeting. The Amended Bylaws set the number of directors on the Board at 15; the Bylaws formerly set the number of directors on the Board between 10 and 25. The article setting forth the required vote for certain business combinations was removed in anticipation of a shareholder vote to approve an amendment to the Company's Articles of Incorporation setting forth the required vote for certain business combinations. References to the Clerk being elected by the shareholders, rather than the Board of Directors, were also removed. The Amended Bylaws also grant the Board the ability to appoint any officer, not just an Executive Vice President or Vice President, as was formerly set forth in the Bylaws, to perform as President in the absence of or in the case of the disability of the President. The Amended Bylaws are attached as Exhibit 3.2 to this Quarterly Report on 10-Q.

Item 6. Exhibits

Exhibit No.	Description

** 3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company

3.2	Amended and Restated Bylaws of Union Bankshares Company

*10.1	Stock Purchase Plan for the employees of Union Trust Company

*10.2	Deferred Compensation Agreements for the Executive Officers of Union Trust Company

*10.3	Salary Continuation Agreements for the Executive Officers of Union Trust Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY
May 12, 2005	/s/ Peter A. Blyberg

Date	Peter A. Blyberg, President and Chief Executive Officer

May 12, 2005	/s/ Timothy R. Maynard

Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

** 3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company

3.2	Amended and Restated Bylaws of Union Bankshares Company

*10.1	Stock Purchase Plan for the employees of Union Trust Company

*10.2	Deferred Compensation Agreements for the Executive Officers of Union Trust Company

*10.3	Salary Continuation Agreements for the Executive Officers of Union Trust Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.

