Form 10-Q
period 2005-06-30
UNION BANKSHARES CO/ME
filed 2005-08-15
CIK 745083

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes [ ] No [X]

As of August 8, 2005, there were 1,105,425 shares of the registrant's common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

Part I. Financial Information		Page #

Item 1.	Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm	1

	Consolidated Balance Sheets -
	June 30, 2005 and 2004 and December 31, 2004	2

	Consolidated Statements of Income -
	Three and six months ended June 30, 2005 and 2004	3

	Consolidated Statements of Changes in Shareholders' Equity -
	Six months ended June 30, 2005 and 2004	4

	Consolidated Statements of Cash Flows -
	Six months ended June 30, 2005 and 2004	5

	Condensed Notes to Consolidated Financial Statements - June 30, 2005	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 1:	Legal Proceedings	18

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3:	Defaults Upon Senior Securities	18

Item 4:	Submission of Matters to a Vote of Security Holders	18

Item 5:	Other Information	19

Item 6:	Exhibits	20

Signatures		21

i

Part I. Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Union Bankshares Company:

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company as of June 30, 2005 and 2004, and for the three and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
August 3, 2005

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of shares and per share data)

	June 30,	June 30,	December 31,
	2005	2004	2004

	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$ 9,380	$ 10,879	$ 10,112
Securities, available for sale, at market	135,600	130,162	134,157
Securities, held to maturity, at cost (market value $2,342, $2,944, and $2,384 at June 30, 2005, June 30, 2004 and December
31, 2004, respectively)	2,251	2,864	2,255
Other investment securities, at cost which approximates
market value	9,758	7,670	7,727
Loans held for sale	267	69	246

Loans	342,197	297,515	309,951
Less: allowance for loan losses	4,245	4,471	4,504

Net loans	337,952	293,044	305,447

Premises, furniture and equipment, net	6,088	5,840	5,672
Goodwill	6,305	6,305	6,305
Bank owned life insurance	8,555	8,216	8,413
Other assets	8,705	8,889	8,021

Total assets	$524,861	$473,938	$488,355

LIABILITIES
Demand deposits	$ 46,921	$ 39,972	$ 46,314
NOW deposits	59,975	62,000	66,913
Money market accounts	24,879	34,463	30,858
Savings deposits	65,141	53,956	70,921
Certificates of deposit	109,706	94,021	89,976

Total deposits	306,622	284,412	304,982
Borrowings from Federal Home Loan Bank	159,022	134,663	120,160
Other borrowed funds	9,300	8,275	14,254
Other liabilities	8,606	6,693	7,867

Total liabilities	483,550	434,043	447,263

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,115,267 shares at June 30, 2005. Authorized
1,200,000 shares, issued 1,141,774 shares at June 30, 2004,
and 1,114,938 shares at December 31, 2004.	13,941	14,272	13,937
Surplus	2,975	3,977	2,973
Retained earnings	25,734	22,532	24,152
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale, net of deferred tax assets of $228 at June 30, 2005, $457 at June 30,
2004 and deferred tax liability of $235 at December 31, 2004.	(443)	(886)	457
Minimum pension liability adjustment, net of deferred tax
asset of $461 at June 30, 2005, $0 at June 30, 2004 and
$220 at December 31, 2004.	(896)	-	(427)

Total shareholders' equity	41,311	39,895	41,092

Total liabilities and shareholders' equity	$524,861	$473,938	$488,355

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except number of shares and per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$4,759	$3,990	$ 9,162	$ 8,058
Interest and dividends on investments	1,579	1,360	3,142	2,655

Total interest and dividend income	6,338	5,350	12,304	10,713

INTEREST EXPENSE
Interest on deposit	872	651	1,698	1,325
Interest on borrowed funds	1,461	808	2,583	1,534

Total interest expense	2,333	1,459	4,281	2,859

Net interest income	4,005	3,891	8,023	7,854
Provision for (recovery of) loan losses	-	90	(215)	159

Net interest income after provision for
(recovery of) loan losses	4,005	3,801	8,238	7,695

NON-INTEREST INCOME
Net gain on sale of securities	-	83	4	238
Financial services fees and commissions	569	515	1,178	954
Service charges and fees on deposit accounts	500	490	950	807
Bankcard fees	74	49	135	91
Loan fees	241	245	401	471
Income from cash surrender value of life insurance	73	65	143	176
Other income	48	5	1	259

Total non-interest income	1,505	1,452	2,812	2,996

NON-INTEREST EXPENSE
Salaries and employee benefits	2,223	2,201	4,447	4,432
Net occupancy	381	393	789	761
Equipment and data processing	342	322	664	591
Other expense	808	675	1,625	1,363

Total non-interest expense	3,754	3,591	7,525	7,147

Income before income taxes	1,756	1,662	3,525	3,544
Income taxes	504	468	1,049	1,073

Net income	$1,252	$1,194	$ 2,476	$2,471

Net income per common share	$1.12	$1.04	$2.22	$2.16

Cash dividends declared per common share	$0.400	$0.325	$0.800	$0.625

Weighted average common shares outstanding	1,116,159	1,143,718	1,116,203	1,144,349

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2003	$14,560	$4,056	$(803)	$21,396	$ 1,543	$40,752

Net income, six months ended June 30, 2004	-	-	-	2,471	-	2,471
Change in net unrealized gain on available
for sale securities, net of tax of $(1,251)	-	-	-	-	(2,429)	(2,429)

Total comprehensive income	-	-	-	2,471	(2,429)	42

Sale of 4,158 shares of treasury stock	-	1	185	-	-	186
Repurchase of 7,946 shares of treasury stock	-	-	(366)	-	-	(366)
Retirement of treasury stock	(288)	(80)	984	(616)	-	-
Cash dividend declared	-	-	-	(719)	-	(719)

Balance at June 30, 2004	$14,272	$3,977	$ -	$22,532	$ (886)	$39,895

Balance at December 31, 2004	$13,937	$2,973	$ -	$24,152	$30	$41,092

Net income, six months ended June 30, 2005	-	-	-	2,476	-	2,476
Change in net unrealized gain on available
for sale securities, net of tax of $(464)	-	-	-	-	(900)	(900)
Minimum pension liability adjustment
net of tax of $(241)	-	-	-	-	(469)	(469)

Total comprehensive income (loss)	-	-	-	2,476	(1,369)	1,107

Sale of 3,429 shares of common stock	43	186	-	-	-	229
Repurchase of 3,100 shares of common stock	(39)	(184)	-	-	-	(223)
Cash dividends declared	-	-	-	(894)	-	(894)

Balance at June 30, 2005	$13,941	$2,975	$ -	$25,734	$(1,339)	$41,311

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except number of shares and per share data)

	Six months ended June 30,
	2005	2004

	(Unaudited)	(Unaudited)
Net cash flows provided by operating activities:
Net Income	$ 2,476	$ 2,471
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	361	334
Provision for (recovery of) loan losses	(215)	159
Net securities gains	(4)	(238)
Net increase in other assets	(707)	(671)
Net increase in other liabilities	735	685
Net amortization of premium on investments	222	280
Net increase in deferred loan origination fees	(45)	(59)
Origination of loans held for sale	(3,292)	(5,451)
Proceeds from loans held for sale	3,271	6,319

Net cash provided by operating activities	2,802	3,829

Cash flows from investing activities:
Purchase of securities available for sale	(20,949)	(36,629)
Proceeds from sales of securities available for sale	2,313	19,857
Proceeds from calls or maturities of securities available for sale	15,615	12,321
Increase in other investments	(2,031)	(1,812)
Net increase in loans to customers	(32,245)	(11,150)
Capital expenditures	(755)	(332)
Net increase in cash surrender value of life insurance	(142)	(175)

Net cash used in investing activities	(38,194)	(17,920)

Cash flows from financing activities:
Net decrease in other borrowed funds	(4,954)	(4,427)
Proceeds from long-term borrowings	25,000	14,000
Repayment of long-term borrowings	(8,138)	(3,314)
Net change in short-term borrowings	22,000	18,950
Net increase (decrease) in deposits	1,640	(14,042)
Purchase of common stock	(223)	(366)
Proceeds from stock issuance	229	186
Dividends paid	(894)	(719)

Net cash provided by financing activities	34,660	10,268

Net decrease in cash and cash equivalents	(732)	(3,823)

Cash and cash equivalents at beginning of year	10,112	14,702

Cash and cash equivalents at end of period	$ 9,380	$ 10,879

Supplemental schedule of cash flow information
Interest paid	$ 4,470	$ 2,859
Income taxes paid	829	977

Supplemental schedule of noncash investing and financing activities
Changes in other comprehensive income:
Net decrease required by Statement of Financial Accounting
Standards No. 115 "Accounting for Certain Investment in Debt and
Equity Securities"	$ (1,364)	$ (3,680)
Deferred income tax asset thereon	464	1,251
Decrease required by Statement of Financial Accounting
Standards No. 87 "Employers' Accounting for Pensions"	(710)	-
Deferred income tax asset thereon	241	-

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

Note 5. Stock Repurchase Plan

      On April 14, 2002, the Board of Directors voted to authorize the Company to purchase up to 57,700 shares or approximately 5% of its outstanding common stock. On October 27, 2004, the Bank's stock repurchase plan was amended to allow the Company to purchase up to 86,550 shares or approximately 7.5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. As of June 30, 2005, a total of 59,432 shares have been repurchased since the plan's inception on April 14, 2002. The Company repurchased 2,500 shares as part of this plan at an average price of $74.40 during the second quarter of 2005.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six months ended June 30,

	2005	2004

	(Dollars in thousands)

Balance of loans serviced for others at June 30,	$105,006	$110,726

Mortgage Servicing Rights:
Balance at beginning of year	$ 806	$ 590
Mortgage servicing rights capitalized	56	337
Amortization charged against mortgage servicing income	(148)	(197)
Change in valuation allowance	6	66

Balance at end of period	$ 720	$ 796

Valuation Allowance:
Balance at beginning of year	$ 13	$ 200
Increase in impairment reserve	8	4
Reduction of impairment reserve	(14)	(70)

Balance at end of period	$ 7	$ 134

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

	June 30,	June 30,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	226	179	202

Core deposit intangible, net	$ 97	$144	$121

      Amortization expense related to the core deposit intangible amounted to $23,000 for the six months ended June 30, 2005 and June 30, 2004. The expected amortization expense is estimated to be $47,000 each year through December 31, 2006 and $27,000 in 2007.

Note 8. Employee Benefits

      The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees who are at least 21 years of age and have completed one year of service. Plan benefits generally are based on years of service and average compensation.

      The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The Company made no pension plan contributions during the three and six month periods ended June 30, 2005. The expected pension contribution for the Company for all of 2005 is $0.

      The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees and directors who meet minimum age and service requirements. Active employees and directors accrue benefits over a 25-year period.

Net periodic benefit cost of these plans includes the following components:

	Three months ended June 30,

	2005		2004

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Service cost	$ -	$ 19	$117	$ 18
Interest cost	111	21	114	24
Expected return on plan assets	(111)	-	(115)	-
Recognized net actuarial (gain) loss	21	(3)	26	-
Amortization of unrecognized transition obligation	-	12	-	12
Amortization of prior service cost	-	-	(1)	-

Net periodic benefit cost	$ 21	$ 49	$141	$ 54

	Six months ended June 30,

	2005		2004

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)
Service cost	$ -	$ 38	$234	$ 36
Interest cost	236	42	228	49
Expected return on plan assets	(229)	-	(231)	-
Recognized net actuarial (gain) loss	47	(6)	52	(1)
Amortization of unrecognized transition obligation	(1)	24	-	23
Amortization of prior service cost	-	-	(1)	-

Net periodic benefit cost	$ 53	$ 98	$282	$107

Note 9. Reclassification

      Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the "Company") at June 30, 2005 and 2004 and December 31, 2004, and the consolidated results of operations for the three and six months ended June 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, filed with the Securities and Exchange Commission.

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

Executive Overview

      Net income increased $58,000, or 5%, for the quarter ended June 30, 2005 compared to the second quarter last year. The following were significant factors contributing to the results for the second quarter of 2005:

* Net interest income after the provision for loan losses increased $204,000, or 5%, primarily resulting from continued growth in earning assets and improved asset quality.
*

Non-interest income increased $53,000, or 4%, primarily due to continued growth in financial services fees and commissions and increases in deposit account and bankcard fees, partially offset by a decrease in mortgage origination and servicing income as a result of a reduction in mortgage activity and sales volume of residential mortgage loans and a decrease in gain on sale of securities.

*

Non-interest expense increased $163,000, or 5%, due primarily to expenses related to upgrading equipment and facilities, additional legal, corporate, other professional fees, credit card program expenses, and the reversal of reserves in 2004 related to the valuation of mortgage servicing rights.

* Total loans increased by $44.7 million, or 15%, at June 30, 2005 compared to June 30, 2004.
*

Total deposits increased 8%, or $22.2 million, at June 30, 2005 compared to June 30, 2004. Demand deposits and savings balances increased by 17% and 21%, respectively. Certificates of deposit also increased by 17%.

Results of Operations

      Net Income. Net income for the six months ended June 30, 2005 was $2.5 million, an increase of $5,000 over the same period in 2004. Earnings per share were $2.22 and $2.16 for the six months ended June 30, 2005 and June 30, 2004, respectively. Annualized return on average equity ("ROE") and return on average assets ("ROA") for the first six months of the year were 12.11% and .97%, respectively. Annualized ROE and ROA were 11.95% and 1.09%, respectively, for the same period in 2004.

      Net income for the three months ended June 30, 2005 increased $58,000 or 5% compared with the same period last year and earnings per share increased to $1.12 compared to $1.04 for the same period. Annualized ROE and ROA were 12.37% and .96%, respectively for the second quarter of 2005 compared to 11.56% and 1.03% for the same period in 2004.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. Net interest income for the six months ended June 30, 2005 totaled $8.0 million, an increase of $169,000 or 2% over net interest income for the first six months of 2004. On a fully tax-equivalent basis, net interest income increased by $287,000 to $8.4 million in comparison to the same period last year. The increase in net interest income was primarily due to continued growth in average earning assets partially offset by a 35 basis point decline in the net interest margin. The Company's net interest margin declined to 3.51% for the six months ended June 30, 2005 compared to 3.86% for the same period a year ago as the cost of funds continued to reprice upward at a faster pace than yields on earning assets.

      The yield on interest-earning assets was 5.32% for the first six months in 2005, compared to 5.23% for the same period in 2004. The average balance of securities increased by $17.4 million or 13% compared with the same period in the prior year. The average balance of loans also increased $38.9 million or 14%. The yield on loans remained consistent between periods while the yield on investments increased by 27 basis points to 4.52% for the six months ended June 30, 2005.

      The cost of interest-bearing liabilities, or cost of funds, increased to 2.06% during the six months ended June 30, 2005, an increase of 50 basis points over the six months ended June 30, 2004. The increase in cost of funds is primarily attributable to a 61 basis points increase in the cost of borrowings during the first six months of 2005 compared to the same quarter in 2004. A 42 basis points increase in the cost of funds for time deposits also contributed to an increase in the total cost of interest bearing liabilities during the current period.

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

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax-Equivalent Basis)

	Six months ended June 30,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$151,893	$ 3,409	4.52%	$134,485	$ 2,844	4.25%
Loans, gross (excludes loans held for sale ) (1)	324,796	9,233	5.69%	285,850	8,089	5.69%

Total interest earning assets	476,689	$12,642	5.32%	420,335	$10,933	5.23%

Other assets:
Cash and due from banks	9,535			10,105
Other assets	17,918			18,004

	$504,142			$448,444

Liabilities
Interest Bearing Liabilities:
NOW deposits	$ 62,105	$ 105	0.34%	$ 61,368	$ 64	0.20%
Money market accounts	28,378	127	0.90%	34,422	140	0.82%
Savings deposits	68,626	295	0.87%	52,906	100	0.38%
Time deposits	92,682	1,171	2.55%	96,471	1,021	2.13%
Borrowings	167,365	2,583	3.11%	123,232	1,534	2.50%

Total interest bearing liabilities	419,156	$ 4,281	2.06%	368,399	$ 2,859	1.56%

Non-Interest Bearing Liabilities
& Shareholders' Equity:
Demand deposits	43,261			38,355
Other liabilities	7,132			6,987
Shareholders' equity	34,593			34,703

	$504,142			$448,444

Net interest income (1)		$ 8,361			$ 8,074

Net interest rate spread (2)			3.26%			3.67%

Net interest margin (2)			3.51%			3.86%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $338,000 and $220,000 for the six months ended June 30, 2005 and 2004, respectively.
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

Analysis of Changes in Interest Income and Expense

	Six months ended June 30, 2005 vs. 2004

			Rate/
	Volume	Rate	Volume	Total

	(Dollars in thousands)
Interest Earning Assets
Investment securities (1)	$ 368	$ 172	$ 25	$ 565
Loans, gross (excludes loans held for sale ) (1) (2)	1,169	(22)	(3)	1,144

Total interest earning assets	$1,537	$ 150	$ 22	$1,709

Interest Bearing Liabilities
NOW deposits	$ 1	$ 42	$ (2)	$ 41
Money market accounts	(25)	13	(1)	(13)
Savings deposits	30	128	37	195
Time deposits	(40)	198	(8)	150
Borrowings	549	369	131	1,049

Total interest bearing liabilities	$ 515	$ 750	$ 157	$1,422

Net change in net interest income	$1,022	$(600)	$(135)	$ 287

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $338,000 and $220,000 for the six months ended June 30, 2005 and 2004, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      Provision for Loan Losses. The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods include a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes and other qualitative considerations.

      During the first six months of 2005, the Company recorded a reduction in the allowance for loan losses resulting in a net provision benefit of $215,000 as compared to provision expense of $159,000 for the first six months of 2004. Asset quality remains sound with nonperforming assets of $2.2 million, or .43% of total assets, at June 30, 2005 compared to .30% of total assets at December 31, 2004. Total net charge offs as a percent of total loans was .01% for the six months ended June 30, 2005 and June 30, 2004. Due to continuing strong asset quality, no provision for loan losses was recorded in the second quarter of 2005 compared to $90,000 during the second quarter of 2004.

      Management believes that the level of allowance for loan losses at June 30, 2005, of $4.2 million, or 1.24%, of total loans outstanding, is adequate. As a percentage of total loans outstanding, the allowance for loan losses, of $4.5 million was 1.50% as of June 30, 2004.

      Non-Interest Income. Non-interest income declined by $184,000, or 6%, to $2.8 million for the six months ended June 30, 2005 compared to the same period last year. Mortgage origination activity continued to slow down during the six months ended June 30, 2005, resulting in a 15% or $70,000 decline in loan fees compared to the same period last year. Other income decreased by $258,000 for the first six months of 2005 compared to the same period in 2004, primarily due to a considerable reduction in sales volume of residential mortgage loans and the amortization of mortgage servicing rights. Security gains also decreased $234,000 during the first half of 2005 compared to the same period a year ago. Partially offsetting these declines was a $224,000, or 23%, increase in financial services fees and commissions, largely due to an increase in assets under management, an increase in market values of these assets during the latter part of 2004 and the first quarter of 2005, and an increase in trust fees during the first quarter of 2005. Service charges and fees on deposit accounts increased $143,000, or 18%, principally due to the successful launch of a new overdraft privilege product during the first quarter of 2004.

      Total non-interest income increased $53,000, or 4%, during the second quarter of 2005 compared to the second quarter of 2004. Income from financial services fees and commissions increased $54,000, or 10%, resulting from an increase in assets under management and an increase in trust fees. Service charges and fees on deposit accounts increased $10,000, or 2%, for the second quarter of 2005 compared to 2004 and bankcard income increased 51% or $25,000 during the three months ended June 30, 2005 compared to the same period last year. Security gains decreased $83,000 during the second quarter of 2005 compared to the second quarter of 2004.

      Non-Interest Expense. Total non-interest expense, which consists primarily of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense increased $378,000, or 5%, to $7.5 million for the six months ended June 30, 2005 compared to $7.1 million for the six months ended June 30, 2004. This increase was primarily attributable to additional expenses related to the upgrade of equipment and facilities, additional legal costs, increases in corporate and other professional fees and increases in bankcard expense. Also contributing to the increase in expense from 2004 is the reversal of reserves related to the valuation of mortgage servicing rights which reduced Other Expenses in 2004.

      Non-interest expense was $3.8 million in the second quarter of 2005 compared to $3.6 million for the second quarter of 2004, an increase of $163,000 or 5%. The increase was mainly the result of increases in supplies, legal and professional fees and other corporate expenses related to annual regulatory requirements.

Financial Condition

      The Company's total assets increased to $524.9 million at June 30, 2005, an increase of $36.5 million, or 7%, over December 31, 2004. The increase in total assets was primarily attributable to continued growth in total loans.

      Loan Portfolio. Total loans increased by $32.2 million, or 10%, during the six months ended June 30, 2005 as compared to December 31, 2004. The increases were mainly in municipal, residential real estate and commercial real estate which increased $9.9 million, $9.9 million and $4.0 million, respectively. Consumer loans also increased by $5.1 million during the first six months of 2005, primarily due to a continued increase in home equity lines of credit.

Between June 30, 2004 and June 30, 2005, the loan portfolio increased $44.7 million or 15%, a direct result of continued strong origination and customer demand throughout our market areas.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	June 30, 2005		June 30, 2004		December 31, 2004

		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)

Real estate:
Residential	$211,615	61.9%	$189,585	63.7%	$201,669	65.0%
Commercial	62,883	18.4%	58,879	19.8%	58,834	19.0%
Commercial and industrial	25,112	7.3%	19,910	6.7%	21,906	7.1%
Consumer	28,465	8.3%	21,630	7.3%	23,340	7.5%
Municipal	14,122	4.1%	7,511	2.5%	4,202	1.4%

Total	$342,197	100.0%	$297,515	100.0%	$309,951	100.0%

      Asset Quality. As of June 30, 2005, nonperforming assets totaled $2.2 million, an increase of $1.0 million over the same date last year and an increase of $771,000 from December 31, 2004. As a percentage of total assets, nonperforming assets at June 30, 2005 were .43% compared to .26% at June 30, 2004.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30,	June 30,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$1,883	$1,090	$1,145
Accruing loans contractually past due 90 days or more	351	145	318

Total nonperforming loans	2,234	1,235	1,463

Other real estate owned	-	-	-
Nonperforming securities	-	-	-

Total nonperforming assets	$2,234	$1,235	$1,463

Ratio of nonperforming assets to total assets	0.43%	0.26%	0.30%

Ratio of nonperforming loans to total loans	0.65%	0.42%	0.47%

      Allowance for Loan Losses. At June 30, 2005, the allowance for loan losses totaled $4.2 million, or 1.24% of total loans as compared to $4.5 million, or 1.50% of total loans at June 30, 2004. Net charge-off activity totaled $44,000 for the first six months of 2005 compared to $27,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	June 30,

	2005	2004

	(Dollars in thousands)

Total loans outstanding at the end of the period (1)	$342,197	$297,515

Average loans outstanding during the period (1)	$324,768	$285,659

Allowance for loan losses, beginning of the period	$ 4,504	$ 4,339
Provision for (recovery of) loan losses	(215)	159

Balance before loan charge-offs	4,289	4,498

Loans charged-off	129	164
Less recoveries on loans charged-off	85	137

Net loan charge-offs	44	27

Allowance for loan losses, end of the period	$ 4,245	$ 4,471

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.01%
Net charge-offs to loans, end of period	0.01%	0.01%
Allowance for loan losses to average loans outstanding	1.31%	1.57%
Allowance for loan losses to total loans, end of period	1.24%	1.50%
Allowance for loan losses to nonperforming loans	190.02%	362.02%

(1)	Excludes loans held for sale.

      Investments. Total investments increased $3.5 million, or 2%, to $147.6 million at June 30, 2005 from December 31, 2004, with purchases primarily consisting of state and county municipal securities. At June 30, 2005, the Company's available for sale portfolio had a net unrealized loss, net of taxes, of $443,000, compared to a net unrealized gain, net of taxes, of $457,000 at December 31, 2004. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

The following table sets forth the Company's securities at the dates indicated.

	June 30, 2005		June 30, 2004		December 31, 2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$ 82,857	$ 82,067	$ 84,703	$ 82,778	$ 87,131	$ 87,037
U.S. Treasury notes and other U.S.
Government agencies	26,612	26,496	27,745	27,965	28,689	28,870
Obligations of states and political subdivisions	21,963	22,311	11,765	12,186	11,758	12,406
Other securities	4,839	4,726	7,292	7,233	5,887	5,844

Total	$136,271	$135,600	$131,505	$130,162	$133,465	$134,157

Securities held to maturity:
Obligations of states and political subdivisions	$ 2,251	$ 2,342	$ 2,864	$ 2,944	$ 2,255	$ 2,384

      Deposits. Deposits continue to represent the Company's primary source of funds for lending and investment activities. At June 30, 2005, deposits of $306.6 million were $1.6 million higher than December 31, 2004. The increase is primarily due to an increase in certificates of deposit of $19.7 million, or 22%, during the first six months of 2005. The increase in certificates of deposit was largely the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was favorable compared to other funding alternatives.

      Between June 30, 2004 and June 30, 2005, total deposits increased $22.2 million or 8%. Transaction accounts, consisting of demand deposits and NOW accounts, increased $4.9 million, savings accounts increased $11.2 million, certificates of deposit increased $15.7 million and money market accounts decreased $9.6 million.

      Borrowings. The Bank's borrowings amounted to $168.3 million at June 30, 2005, an increase of $33.9 million or 25% from December 31, 2004 and were used to supplement deposits as a source of liquidity and to provide funding for continued growth in earning assets. At June 30, 2005, the Bank's borrowings consisted primarily of Federal Home Loan Bank of Boston ("FHLB") borrowings totaling $159.0 million, an increase of $38.9 million over balances as of December 31, 2004. The remaining borrowings consisted primarily of assets sold under repurchase agreements. These borrowings totaled $9.3 million at June 30, 2005, a decrease of $5.0 million from year end 2004.

Liquidity and Capital Resources

      Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2005, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2005, the Company and the Bank exceeded all of their regulatory capital requirements.

Off-Balance Sheet Risks and Commitments

      As of June 30, 2005 and 2004, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $68.4 million and $57.2 million, respectively.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of June 30, 2005 consisting of operating lease obligations and FHLB borrowings by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period

		Less
		than 1	1 - 3	4 - 5	After 5
	Total	Year	Years	Years	Years

Contractual Obligations	(Dollars in thousands)

Operating lease obligations	$ 1,359	$ 209	$ 230	$ 181	$ 739
FHLB borrowings	159,022	89,055	58,748	5,781	5,438

Total	$160,381	$89,264	$58,978	$5,962	$6,177

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

      Net interest income sensitivity to movements in interest rates is measured through the use of a simulation model that analyzes resulting net interest income under various interest rate scenarios established by regulators. Projected net interest income (NII) is modeled, based on a gradual shift in market interest rates ("ramped") over a 12-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities and factors in projections for activity levels by product lines of the Company. Assumptions are made as to the changing relationship between different interest rates as interest rates increase/decrease (basis risk) and the customer's ability to prepay loans and withdraw deposit balances or transfer them to a higher yielding account (option risk). The sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and a 200 basis point downward shift in interest rates.

      The following table sets forth the estimated effects on the Company's net interest income for the periods indicated and reflects such change as a percentage of projected net interest income for the subsequent 12-month period.

Interest Rate Sensitivity

	200 Basis Point	200 Basis Point
	Rate Increase	Rate Decrease

June 30, 2005	(3.29%)	1.23%
June 30, 2004	(.56%)	.13%	(1)

      The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift in market rates up or down of 200 basis points across the entire yield curve. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cash flows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

      Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed; the potential effect of changing debt service levels on customers

(1)			The June 30, 2004 period represents a gradual downward shift in market rates of 100 basis points.

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

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2005, the Company repurchased 2,500 shares of its common stock.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares that May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs

April 1 - 30, 2005	-	-	-	29,618
May 1 - 31, 2005	2,300	$74	2,300	27,318
June 1 - 30, 2005	200	74	200	27,118

TOTAL	2,500	$74	2,500	27,118

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of shareholders was held on May 19, 2005 (the "Meeting") and adjourned until June 10, 2005. All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal in whole shares is a follows:

1.	Election of five directors of the Company.

Broker
Nominee	For	Withheld	Non-Votes
Peter A. Blyberg	924,579	132,341	0
Peter A. Clapp	925,592	131,328	0
Sandra H. Collier	925,592	131,328	0
Harry E. Mikkelsen	925,592	131,328	0
Karen W. Stanley	920,206	136,714	0

The following directors' terms continued after the meeting: Arthur J. Billings, Blake B. Brown, Samuel G. Cohen, Robert B. Fernald, Douglas A. Gott, James L. Markos, Jr., John V. Sawyer, II, Stephen C. Shea, Robert W. Spear, and Paul L Tracy.

2.	Ratification of the appointment of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for the fiscal year ending December 31, 2005.

Broker
For	Against	Abstain	Non-Votes

987,928	15,886	65,438	0

3.	Approval of an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 1,200,000 to 10,000,000 shares.

Broker
For	Against	Abstain	Non-Votes

879,553	184,032	5,666	0

4.	Approval of an amendment to the Company's Articles of Incorporation providing for staggered terms of the Board of Directors.

Broker
For	Against	Abstain	Non-Votes

829,796	147,720	4,154	0

5.	Approval of an amendment to the Company's Articles of Incorporation providing for the removal of directors with cause.

				Broker
	For	Against	Abstain	Non-Votes

	791,580	183,190	6,900	0

6.	Approval of an amendment to the Company's Articles of Incorporation setting forth the vote required to approve certain business combinations.

				Broker
	For	Against	Abstain	Non-Votes

	763,067	209,373	9,230	0

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

** 3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company

***3.2	Amended and Restated Bylaws of Union Bankshares Company

*10.1	Stock Purchase Plan for the employees of Union Trust Company

*10.2	Deferred Compensation Agreements for the Executive Officers of Union Trust Company

*10.3	Salary Continuation Agreements for the Executive Officers of Union Trust Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.

***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY
August 15, 2005	/s/ Peter A. Blyberg

Date	Peter A. Blyberg, President and Chief Executive Officer

August 15, 2005	/s/ Timothy R. Maynard

Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

** 3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company

***3.2	Amended and Restated Bylaws of Union Bankshares Company

*10.1	Stock Purchase Plan for the employees of Union Trust Company

*10.2	Deferred Compensation Agreements for the Executive Officers of Union Trust Company

*10.3	Salary Continuation Agreements for the Executive Officers of Union Trust Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.

***	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.

