Form 10-Q
period 2005-09-30
UNION BANKSHARES CO/ME
filed 2005-11-14
CIK 745083

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell holding company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

As of November 10, 2005, there were 1,101,345 shares of the registrant's common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

Part I. Financial Information	Page #

Item 1. Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets -
September 30, 2005 and 2004 and December 31, 2004	2

Consolidated Statements of Income -
Three and nine months ended September 30, 2005 and 2004	3

Consolidated Statements of Changes in Shareholders' Equity -
Nine months ended September 30, 2005 and 2004	4

Consolidated Statements of Cash Flows -
Nine months ended September 30, 2005 and 2004	5

Condensed Notes to Consolidated Financial Statements - September 30, 2005	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

Part II. Other Information

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

i

Part I. Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Union Bankshares Company:

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company as of September 30, 2005 and 2004, and for the three and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
October 25, 2005

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of shares and per share data)

	September 30,	September 30,	December 31,
	2005	2004	2004

	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$15,625	$11,589	$10,112
Securities, available for sale, at market	128,530	135,474	134,157
Securities, held to maturity, at cost (market value $2,239, $2,613, and $2,384 at September 30, 2005, September 30, 2004 and
December 31, 2004, respectively)	2,150	2,477	2,255
Other investment securities, at cost which approximates
market value	9,758	7,727	7,727
Loans held for sale	897	204	246

Loans	354,801	304,741	309,951
Less: allowance for loan losses	4,243	4,485	4,504

Net loans	350,558	300,256	305,447

Premises, furniture and equipment, net	6,037	5,731	5,672
Goodwill	6,305	6,305	6,305
Bank owned life insurance	8,638	8,305	8,413
Other assets	8,009	8,472	8,021

Total assets	$536,507	$486,540	$488,355

LIABILITIES
Demand deposits	$50,180	$47,074	$46,314
NOW deposits	77,179	66,904	66,913
Money market accounts	23,384	31,625	30,858
Savings deposits	69,544	72,437	70,921
Certificates of deposit	114,325	91,285	89,976

Total deposits	334,612	309,325	304,982
Borrowings from Federal Home Loan Bank	132,047	112,307	120,160
Other borrowed funds	20,449	15,166	14,254
Other liabilities	8,400	7,181	7,867

Total liabilities	495,508	443,979	447,263

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,104,317 shares at September 30, 2005. Authorized
1,200,000 shares, issued 1,142,466 shares at September 30,
2004, and 1,114,938 shares at December 31, 2004.	13,804	14,281	13,937
Surplus	2,316	4,005	2,973
Retained earnings	26,489	23,406	24,152
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on securities available for sale, net of deferred tax asset of $368 at September 30, 2005 and
deferred tax liabilities of $448 at September 30, 2004 and
$235 at December 31, 2004.	(714)	869	457
Minimum pension liability adjustment, net of deferred tax
asset of $461 at September 30, 2005, $0 at September 30,
2004 and $220 at December 31, 2004.	(896)	-	(427)

Total shareholders' equity	40,999	42,561	41,092

Total liabilities and shareholders' equity	$536,507	$486,540	$488,355

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except number of shares and per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,061	$4,207	$14,224	$12,264
Interest and dividends on investments	1,476	1,437	4,617	4,093

Total interest and dividend income	6,537	5,644	18,841	16,357

INTEREST EXPENSE
Interest on deposit	1,125	693	2,824	2,017
Interest on borrowed funds	1,416	886	3,998	2,420

Total interest expense	2,541	1,579	6,822	4,437

Net interest income	3,996	4,065	12,019	11,920
Provision for (recovery of) loan losses	-	38	(215)	198

Net interest income after provision for
(recovery of) loan losses	3,996	4,027	12,234	11,722

NON-INTEREST INCOME
Net gain on sale of securities	-	-	4	237
Financial services fees and commissions	588	499	1,766	1,454
Service charges and fees on deposit accounts	502	507	1,453	1,315
Bankcard fees	90	68	225	158
Loan fees	189	223	590	694
Income from cash surrender value of life insurance	83	88	225	264
Other income	(5)	13	(4)	272

Total non-interest income	1,447	1,398	4,259	4,394

NON-INTEREST EXPENSE
Salaries and employee benefits	2,286	2,218	6,733	6,649
Net occupancy	374	381	1,163	1,143
Equipment and data processing	291	316	955	907
Other expense	790	710	2,415	2,074

Total non-interest expense	3,741	3,625	11,266	10,773

Income before income taxes	1,702	1,800	5,227	5,343
Income taxes	508	549	1,557	1,622

Net income	$1,194	$1,251	$3,670	$3,721

Net income per common share	$1.08	$1.09	$3.30	$3.25

Cash dividends declared per common share	$0.40	$0.325	$1.20	$0.95

Weighted average common shares outstanding	1,105,055	1,142,802	1,112,446	1,143,829

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except number of shares and per share data)

					Accumulated
					Other	Total
	Common		Treasury	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2003	$14,560	$4,056	$(803)	$21,396	$1,543	$40,752

Net income, nine months ended
September 30, 2004	-	-	-	3,721	-	3,721
Change in net unrealized gain on available for
sale securities, net of tax of $(346)	-	-	-	-	(674)	(674)

Total comprehensive income (loss)	-	-	-	3,721	(674)	3,047

Sale of 4,158 shares of treasury stock	-	1	185	-	-	186
Repurchase of 7,946 shares of treasury stock	-	-	(366)	-	-	(366)
Retirement of treasury stock	(288)	(80)	984	(616)	-	-
Sale of 1,692 shares of common stock	21	71	-	-	-	92
Repurchase of 1,000 shares of common stock	(12)	(43)	-	-	-	(55)
Cash dividend declared	-	-	-	(1,095)	-	(1,095)

Balance at September 30, 2004	$14,281	$4,005	$-	$23,406	$869	$42,561

Balance at December 31, 2004	$13,937	$2,973	$-	$24,152	$30	$41,092

Net income, nine months ended
September 30, 2005	-	-	-	3,670	-	3,670
Change in net unrealized (loss) on available
for sale securities, net of tax of $(603)	-	-	-	-	(1,171)	(1,171)
Minimum pension liability adjustment
net of tax of $(241)	-	-	-	-	(469)	(469)

Total comprehensive income (loss)	-	-	-	3,670	(1,640)	2,030

Sale of 4,762 shares of common stock	60	272	-	-	-	332
Repurchase of 15,383 shares of
common stock	(193)	(929)	-	-	-	(1,122)
Cash dividends declared	-	-	-	(1,333)	-	(1,333)

Balance at September 30, 2005	$13,804	$2,316	$-	$26,489	$(1,610)	$40,999

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except number of shares and per share data)

	Nine months ended
	September 30,
	2005	2004

	(Unaudited)	(Unaudited)

Net cash flows provided by operating activities:
Net Income	$3,670	$3,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	528	505
Provision for (recovery of) loan losses	(215)	198
Donation of building	55	-
Net securities gains	(4)	(237)
Net increase in other assets	(23)	(266)
Net increase in other liabilities	667	268
Net amortization of premium on investments	328	409
Net increase in deferred loan origination fees	(73)	(137)
Origination of loans held for sale	(6,833)	(6,496)
Proceeds from loans held for sale	6,182	7,229

Net cash provided by operating activities	4,282	5,194

Cash flows from investing activities:
Purchase of securities available for sale	(20,949)	(43,805)
Proceeds from sales of securities available for sale	2,313	19,857
Proceeds from calls or maturities of securities available for sale	22,170	16,717
Proceeds from maturities of securities held to maturity	100	385
Increase in other investments	(2,031)	(1,869)
Net increase in loans to customers	(44,823)	(18,323)
Capital expenditures	(913)	(382)
Net increase in cash surrender value of life insurance	(225)	(264)

Net cash used in investing activities	(44,358)	(27,684)

Cash flows from financing activities:
Net increase in other borrowed funds	6,195	2,464
Proceeds from long-term borrowings	25,000	20,000
Repayment of long-term borrowings	(8,913)	(4,570)
Net change in short-term borrowings	(4,200)	(8,150)
Net increase in deposits	29,630	10,871
Purchase of common stock	(1,122)	(421)
Proceeds from stock issuance	332	278
Dividends paid	(1,333)	(1,095)

Net cash provided by financing activities	45,589	19,377

Net increase (decrease) in cash and cash equivalents	5,513	(3,113)

Cash and cash equivalents at beginning of year	10,112	14,702

Cash and cash equivalents at end of period	$15,625	$11,589

Supplemental schedule of cash flow information
Interest paid	$6,656	$4,452
Income taxes paid	1,358	1,394

Supplemental schedule of noncash investing and financing activities
Changes in other comprehensive income:
Net decrease required by Statement of Financial Accounting Standards
No. 115 "Accounting for Certain Investment in Debt and Equity Securities"	$(1,774)	$(1,020)
Deferred income tax asset thereon	603	346
Decrease required by Statement of Financial Accounting Standards No. 87
"Employers' Accounting for Pensions"	(710)	-
Deferred income tax asset thereon	241	-

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission.

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

      EPS data and weighted average shares outstanding have been adjusted to reflect the two-for-one stock split in the form of a 100% stock dividend paid on March 21, 2005, to shareholders of record on February 18, 2005.

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

Note 5. Stock Repurchase Plan

      On April 14, 2002, the Board of Directors voted to authorize the Company to purchase up to 57,700 shares or approximately 5% of its outstanding common stock. On October 27, 2004, the stock repurchase plan was amended to allow the Company to purchase up to 86,550 shares or approximately 7.5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. As of September 30, 2005, a total of 71,715 shares have been repurchased since the plan's inception on April 14, 2002. The Company repurchased 12,283 shares as part of this plan at an average price of $73.01 during the third quarter of 2005.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:
		Nine months ended
		September 30,

		2005	2004

		(Dollars in thousands)

Balance of loans serviced for others at September 30,		$102,741	$108,256

Mortgage Servicing Rights:
Balance at beginning of year		$806	$590
Mortgage servicing rights capitalized		81	371
Amortization charged against mortgage servicing income		(231)	(290)
Change in valuation allowance		(5)	116

Balance at end of period		$651	$787

Valuation Allowance:
Balance at beginning of year		$13	$200
Increase in impairment reserve		19	5
Reduction of impairment reserve		(14)	(120)

Balance at end of period		$18	$85

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

	September 30,	September 30,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	237	191	202

Core deposit intangible, net	$86	$132	$121

      Amortization expense related to the core deposit intangible amounted to $35,000 for the nine months ended September 30, 2005 and September 30, 2004. The expected amortization expense is estimated to be $47,000 each year through December 31, 2006 and $27,000 in 2007.

Note 8. Employee Benefits

      The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees who are at least 21 years of age and have completed one year of service. Plan benefits generally are based on years of service and average compensation.

      The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The Company made no pension plan contributions during the three and nine month periods ended September 30, 2005. The expected pension contribution for the Company for 2005 is $0.

      The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees who meet minimum age and service requirements. Active employees accrue benefits over a 25-year period.

Net periodic benefit cost of these plans includes the following components:

	Three months ended September 30,

	2005		2004

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Service cost	$-	$19	$117	$18
Interest cost	95	21	114	24
Expected return on plan assets	(112)	-	(115)	-
Recognized net actuarial (gain) loss	10	(3)	26	-
Amortization of unrecognized transition obligation	-	12	-	11
Amortization of prior service cost	-	-	-	-

Net periodic benefit cost	$(7)	$49	$142	$53

	Nine months ended September 30,

	2005		2004

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Service cost	$-	$57	$351	$54
Interest cost	331	63	342	72
Expected return on plan assets	(341)	-	(345)	-
Recognized net actuarial (gain) loss	58	(9)	78	-
Amortization of unrecognized transition obligation	(1)	36	-	35
Amortization of prior service cost	-	-	(2)	-

Net periodic benefit cost	$47	$147	$424	$161

Note 9. Reclassification

      Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the "Company") at September 30, 2005 and 2004 and December 31, 2004, and the consolidated results of operations for the three and nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ending December 31, 2004, filed with the Securities and Exchange Commission.

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

Executive Overview

      Net income decreased $57,000, or 5%, for the quarter ended September 30, 2005 compared to the third quarter last year. The following were significant factors contributing to the results for the third quarter of 2005:

*

Net interest income after the provision for loan losses decreased $31,000, or 1%, primarily resulting from continued pressure on the Company's net interest margin, offset in part by continued growth in interest earning assets.

*

Non-interest income increased $49,000, or 4%, primarily due to continued growth in financial services fees and commissions and increases in deposit account and bankcard fees, partially offset by a decrease in mortgage origination and servicing income as a result of a reduction in mortgage activity and sales volume of residential mortgage loans and a decrease in loan fees.

*

Non-interest expense increased $116,000, or 3%, due primarily to expenses related to upgrading equipment and facilities, additional corporate and other professional fees, credit card program expenses, and the reversal of reserves in 2004 related to the valuation of mortgage servicing rights.

* Total loans increased by $50 million, or 16%, at September 30, 2005 compared to September 30, 2004.
* Total deposits increased by $25 million, or 8%, at September 30, 2005 compared to September 30, 2004.

Results of Operations

      Net Income. Net income for the nine months ended September 30, 2005 was $3.7 million, a decrease of $51,000 from the same period in 2004. Earnings per share were $3.30 and $3.25, respectively, for the nine months ended September 30, 2005 and September 30, 2004. Annualized return on average equity ("ROE") and return on average assets ("ROA") for the first nine months of the year were 11.95% and .95%, respectively. Annualized ROE and ROA were 12.01% and 1.07%, respectively, for the same period in 2004.

      Net income for the three months ended September 30, 2005 decreased $57,000 or 5% compared with the same period last year. Earnings per share were $1.08 compared to $1.09 per share for the same period in the prior year. Annualized ROE and ROA were 11.61% and .90%, respectively for the third quarter of 2005 compared to 12.13% and 1.04% for the same period in 2004.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. Net interest income for the nine months ended September 30, 2005 totaled $12.0 million, an increase of $99,000 over net interest income for the nine months ended September 30, 2004. Due to growth in the municipal loan and investment portfolios, net interest income on a fully tax-equivalent basis increased by $307,000 to $12.6 million in comparison to the same period last year. The Company's net interest margin declined 36 basis points to 3.46% for the nine months ended September 30, 2005 compared to 3.82% for the same period a year ago as the cost of funds continued to reprice upward at a faster pace than yields on earning assets.

      The increase in net interest income for the first nine months of 2005 was mainly the result of an increase in income from interest-earning assets. Average interest earning assets increased by $54 million, or 13%, as of September 30, 2005. The yield on interest-earning assets increased 15 basis points to 5.35% for the first nine months in 2005, compared to 5.20% for the same period in 2004. Average loan balances increased $42.0 million, or 14%, for the nine months ended September 30, 2005 compared to the same period last year. The yield on loans increased 8 basis points from 5.66% to 5.74% reflecting increases in market rates. The yield on investments also increased by 25 basis points to 4.50% for the nine months ended September 30, 2005. The average balance of securities increased by $11.9 million or 9% compared with the same period in the prior year.

      The cost of interest-bearing liabilities, or cost of funds, increased to 2.15% during the nine months ended September 30, 2005, an increase of 57 basis points over the nine months ended September 30, 2004. The increase in cost of funds is primarily attributable to a 65 basis points increase in the cost of borrowings during the first nine months of 2005 compared to the same period in 2004. A 53 basis points increase in the cost of funds for time deposits also contributed to an increase in the total cost of interest bearing liabilities during the current period.

      The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin. For purposes of this table and the following discussion, income from interest earning assets and net interest income are presented on a fully taxable equivalent basis and nonaccrual loans have been included in average balances only.

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax-Equivalent Basis)

	Nine months ended September 30,

	2005			2004

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$149,354	$5,026	4.50%	$137,419	$4,372	4.25%
Loans, gross (excludes loans held for sale ) (1)	332,886	14,353	5.74%	290,907	12,315	5.66%

Total interest earning assets	482,240	$19,379	5.35%	428,326	$16,687	5.20%

Other assets:
Cash and due from banks	10,265			10,568
Other assets	18,276			17,976

	$510,781			$456,870

Liabilities
Interest Bearing Liabilities:
NOW deposits	$64,664	$215	0.44%	$62,977	$99	0.20%
Money market accounts	27,092	186	0.92%	34,457	211	0.82%
Savings deposits	67,261	448	0.89%	55,334	174	0.42%
Time deposits	98,474	1,975	2.68%	95,304	1,533	2.15%
Borrowings	166,297	3,998	3.21%	126,460	2,420	2.56%

Total interest bearing liabilities	423,788	$6,822	2.15%	374,532	$4,437	1.58%

Non-Interest Bearing Liabilities
& Shareholders' Equity:
Demand deposits	44,973			40,842
Other liabilities	7,480			6,830
Shareholders' equity	34,540			34,666

	$510,781			$456,870

Net interest income (1)		$12,557			$12,250

Net interest rate spread (2)			3.20%			3.62%

Net interest margin (2)			3.46%			3.82%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $538,000 and $330,000 for the nine months ended September 30, 2005 and 2004, respectively.
(2)

Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

      The following table presents certain information on a fully tax-equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

Analysis of Changes in Interest Income and Expense

	Nine months ended September 30, 2005 vs. 2004

			Rate/
	Volume	Rate	Volume	Total

	(Dollars in thousands)

Interest Earning Assets
Investment securities (1)	$380	$253	$21	$654
Loans, gross (excludes
loans held for sale) (1) (2)	1,852	163	23	2,038

Total interest earning assets	$2,232	$416	$44	$2,692

Interest Bearing Liabilities
NOW deposits	$3	$113	$-	$116
Money market accounts	(45)	26	(6)	(25)
Savings deposits	38	194	42	274
Time deposits	51	376	15	442
Borrowings	763	613	202	1,578

Total interest bearing liabilities	$810	$1,322	$253	$2,385

Net change in net interest income	$1,422	$(906)	$(209)	$307

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $538,000 and $330,000 for the nine months ended September 30, 2005 and 2004, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

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

      During the first nine months of 2005, the Company recorded a reduction in the allowance for loan losses resulting in a net provision benefit of $215,000 as compared to provision expense of $198,000 for the first nine months of 2004. Asset quality remains sound with nonperforming assets of $2.4 million, or .45% of total assets, at September 30, 2005 compared to .30% of total assets at December 31, 2004. Total net charge offs as a percent of total loans was .01% for the nine months ended September 30, 2005 compared to .02% for the nine months ended September 30, 2004. Due to continuing strong asset quality, no provision for loan losses was recorded in the third quarter of 2005 compared to $38,000 during the third quarter of 2004.

      Management believes that the level of allowance for loan losses at September 30, 2005, of $4.2 million, or 1.20% of total loans outstanding, is adequate. As a percentage of total loans outstanding, the allowance for loan losses, of $4.5 million was 1.47% as of September 30, 2004.

      Non-Interest Income. Non-interest income decreased by $135,000, or 3%, to $4.3 million for the nine months ended September 30, 2005 compared to the same period last year. Mortgage origination activity continued to slow during the nine months ended September 30, 2005, resulting in a $104,000, or 15%, decline in loan fees compared to the same period last year. Other income also decreased by $276,000 for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, primarily due to a considerable reduction in sales volume of residential mortgage loans and the amortization of mortgage servicing rights. Security gains also decreased $233,000 during the first nine months of 2005 compared to the same period a year ago. Partially offsetting these declines was a $312,000, or 21%, increase in financial services fees and commissions, largely due to an increase in assets under management, an increase in market values of these assets during the period, and an increase in trust fees during the first quarter of 2005. Service charges and fees on deposit accounts increased $138,000, or 10%, principally due to increased activity in the overdraft privilege product during the first nine months of 2005. Bankcard fees also increased by $67,000, or 42%, for the nine months ended September 30, 2005 compared to the same period a year ago.

      Total non-interest income increased $49,000, or 4%, during the third quarter of 2005 compared to the third quarter of 2004. Income from financial services fees and commissions increased $89,000, or 18%, resulting from an increase in assets under management and an increase in trust fees. Bankcard income also increased $22,000, or 32%, during the three months ended September 30, 2005 compared to the same period last year. Loan fees decreased $34,000, or 15%, from a year ago directly resulting from a continued decline in loan originations. Other income also declined by $18,000.

      Non-Interest Expense. Total non-interest expense, which consists primarily of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense increased $493,000, or 4.6%, to $11.3 million for the nine months ended September 30, 2005 compared to $10.8 million for the nine months ended September 30, 2004. The increase was primarily attributable to additional expense related to the upgrade of equipment and facilities, increased corporate and professional fees, and increases in bankcard expense. Also contributing to the change from 2004 is the reversal of reserves related to the valuation of mortgage servicing rights, totaling $115,000 during the first nine months of 2004.

      Non-interest expense was $3.7 million in the third quarter of 2005 compared to $3.6 million for the third quarter of 2004, an increase of $116,000 or 3%. The increase was mainly the result of additional costs associated with the upgrade of equipment and facilities, bankcard expense and advertising and the reversal of reserves related to the valuation of mortgage servicing rights.

Financial Condition

      The Company's total assets increased to $536.5 million at September 30, 2005, an increase of $48.2 million, or 10%, over December 31, 2004. The increase in total assets was primarily attributable to continued growth in total loans.

      Loan Portfolio. Total loans increased by $44.9 million, or 14%, during the nine months ended September 30, 2005 as compared to December 31, 2004. The increases were mainly in municipal, residential real estate and commercial real estate which increased $10.2 million, $17.1 million and $5.4 million, respectively. Consumer loans also increased by $6.1 million during the first nine months of 2005, primarily due to a continued increase in home equity lines of credit.

Between September 30, 2004 and September 30, 2005, the loan portfolio increased $50.1 million, or 16%, a direct result of continued strong origination and customer demand throughout our market areas.

The following table summarizes the composition of our loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	September 30, 2005		September 30, 2004		December 31, 2004

		Percent		Percent		Percent
		of		of		of
		Loans in		Loans in		Loans in
		Category		Category		Category
		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Real estate:
Residential	$218,807	61.6%	$196,198	64.4%	$201,669	65.0%
Commercial	64,241	18.1%	58,923	19.3%	58,834	19.0%
Commercial and industrial	27,870	7.9%	21,616	7.1%	21,906	7.1%
Consumer	29,484	8.3%	22,601	7.4%	23,340	7.5%
Municipal	14,399	4.1%	5,403	1.8%	4,202	1.4%

Total	$354,801	100.0%	$304,741	100.0%	$309,951	100.0%

      Asset Quality. As of September 30, 2005, nonperforming assets totaled $2.4 million, an increase of $1.2 million over the same date last year and an increase of $954,000 from December 31, 2004. As a percentage of total assets, nonperforming assets at September 30, 2005 were .45% compared to .26% at September 30, 2004.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30,	September 30,	December 31,
	2005	2004	2004

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$2,073	$990	$1,145
Accruing loans contractually past due 90 days or more	344	263	318

Total nonperforming loans	2,417	1,253	1,463

Other real estate owned	-	-	-
Nonperforming securities	-	-	-

Total nonperforming assets	$2,417	$1,253	$1,463

Ratio of nonperforming assets to total assets	0.45%	0.26%	0.30%

Ratio of nonperforming loans to total loans	0.68%	0.41%	0.47%

      Allowance for Loan Losses. At September 30, 2005, the allowance for loan losses totaled $4.2 million, or 1.20% of total loans as compared to $4.5 million, or 1.47% of total loans at September 30, 2004. Net charge-off activity totaled $46,000 for the first nine months of 2005 compared to $52,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	September 30,

	2005	2004

	(Dollars in thousands)

Total loans outstanding at the end of the period (1)	$354,801	$304,741

Average loans outstanding during the period (1)	$332,861	$290,763

Allowance for loan losses, beginning of the period	$4,504	$4,339
Provision for (recovery of) loan losses	(215)	198

Balance before loan charge-offs	4,289	4,537

Loans charged-off	217	238
Less recoveries on loans charged-off	171	186

Net loan charge-offs	46	52

Allowance for loan losses, end of the period	$4,243	$4,485

Ratios:	0.01%	0.02%
Net charge-offs to average loans outstanding	0.01%	0.02%
Net charge-offs to loans, end of period	1.27%	1.54%
Allowance for loan losses to average loans outstanding	1.20%	1.47%
Allowance for loan losses to total loans, end of period	175.55%	357.94%
Allowance for loan losses to nonperforming loans

(1)	Excludes loans held for sale.

      Investments. Total investments decreased $3.7 million, or 3%, to $140.4 million at September 30, 2005 from December 31, 2004, as cash flows from the securities portfolio were used to offset seasonal deposit outflows and to fund loan growth. At September 30, 2005, the Company's available for sale portfolio had a net unrealized loss, net of taxes, of $714,000, compared to a net unrealized gain, net of taxes, of $457,000 at December 31, 2004. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

The following table sets forth the Company's securities at the dates indicated.

	September 30, 2005		September 30, 2004		December 31, 2004

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$76,502	$75,273	$85,431	$85,561	$87,131	$87,037
U.S. Treasury notes and other U.S.
Government agencies	26,586	26,401	29,710	30,183	28,689	28,870
Obligations of states and political
subdivisions	21,710	22,151	11,761	12,468	11,758	12,406
Other securities	4,815	4,705	7,255	7,262	5,887	5,844

Total	$129,613	$128,530	$134,157	$135,474	$133,465	$134,157

Securities held to maturity:
Obligations of states and political
subdivisions	$2,150	$2,239	$2,477	$2,613	$2,255	$2,384

      Deposits. Deposits continue to represent the Company's primary source of funds for lending and investment activities. At September 30, 2005, deposits of $334.6 million were $29.6 million higher than December 31, 2004. The increase is primarily due to an increase in certificates of deposit of $24.3 million, or 27%, during the first nine months of 2005. The increase in certificates of deposit was largely the result of the Company utilizing brokered certificates of deposit as a funding source when the market for these funds was favorable compared to other funding alternatives.

      Between September 30, 2004 and September 30, 2005, total deposits increased $25.3 million or 8%. Certificates of deposit increased $23.0 million; transaction accounts, consisting of demand deposits and NOW accounts, increased $13.4 million; savings accounts decreased $2.9 million and money market accounts decreased $8.2 million.

      Borrowings. Borrowings amounted to $152.5 million at September 30, 2005, an increase of $18.1 million or 13% from December 31, 2004 and were used to supplement deposits as a source of liquidity and to provide funding for continued growth in earning assets. At September 30, 2005, borrowings consisted primarily of Federal Home Loan Bank of Boston ("FHLB") borrowings totaling $132.0 million, an increase of $11.9 million over balances as of December 31, 2004. The remaining borrowings consisted primarily of assets sold under repurchase agreements. These borrowings totaled $20.4 million at September 30, 2005, an increase of $6.2 million from year end 2004.

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

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2005, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2005, the Company and the Bank exceeded all of their regulatory capital requirements.

Off-Balance Sheet Risks and Commitments

      As of September 30, 2005 and 2004, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $74.9 million and $58.0 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of September 30, 2005 consisting of operating lease obligations and FHLB borrowings by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period
		Less than		4 - 5	After 5
	Total	1 Year	1 - 3 Years	Years	Years

Contractual Obligations	(Dollars in thousands)

Operating lease obligations	$1,300	$220	$204	$183	$693
FHLB borrowings	132,047	64,855	56,490	5,264	5,438

Total	$133,347	$65,075	$56,694	$5,447	$6,131

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market-driven rates or prices. The Company has no trading operations, and therefore is only exposed to non-trading market risk. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"), whose members are comprised of the Bank's senior management. In this capacity ALCO develops guidelines and strategies, consistent with policies established by the Board of Directors, which monitor and coordinate the Company's interest rate sensitivity and the sources, uses and pricing of funds.

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

Interest Rate Sensitivity

		200 Basis Point	200 Basis Point
		Rate Increase	Rate Decrease

	September 30, 2005	(0.73%)	(0.42%)
	September 30, 2004	(0.17%)	(0.66%)[1]

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

___________________
[1]	The September 30, 2004 period represents a gradual downward shift in market rates of 100 basis points.

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

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, the Company repurchased 12,283 shares of its common stock.

			Total Number
			of Shares
			Purchased as	Maximum
			Part of	Number of Shares
	Total		Publicly	that May Yet Be
	Number of	Average Price	Announced	Purchased Under
	Shares	Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs

July 1 - 31, 2005	10,300	$73.01	10,300	16,818
August 1 - 31, 2005	1,775	73.23	1,775	15,043
September 1 - 30, 2005	208	71.00	208	14,835

TOTAL	12,283	$73.01	12,283	14,835

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 19, 2005, the Board of Directors of the Company approved an amendment to the Company's bylaws setting the number of Directors on the Board at 14.

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company

**3.2	Amended and Restated Bylaws of Union Bankshares Company

*10.1	Stock Purchase Plan for the employees of Union Trust Company

*10.2	Deferred Compensation Agreements for the Executive Officers of Union Trust Company

*10.3	Salary Continuation Agreements for the Executive Officers of Union Trust Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

November 14, 2005	/s/ Peter A. Blyberg

Date	Peter A. Blyberg, President and Chief Executive Officer

November 14, 2005	/s/ Timothy R. Maynard

Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company

**3.2	Amended and Restated Bylaws of Union Bankshares Company

*10.1	Stock Purchase Plan for the employees of Union Trust Company

*10.2	Deferred Compensation Agreements for the Executive Officers of Union Trust Company

*10.3	Salary Continuation Agreements for the Executive Officers of Union Trust Company

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.

**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.

