Form 10-K
period 2005-12-31
UNION BANKSHARES CO/ME
filed 2006-03-31
CIK 745083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market closing value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was approximately $73,605,895.

1,091,986 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding as of March 10, 2006.

Documents incorporated by reference in this report:

Portions of the definitive proxy statement, to be dated April 17, 2006, for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report on Form 10-K.

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

      This list of important factors is not exclusive. Any or all of the forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. Union Bankshares Company and its wholly-owned subsidiary, Union Trust Company, disclaims any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on their behalf, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ITEM 1. BUSINESS

      Union Bankshares Company (the "Company") is a state-chartered, federally registered bank holding company headquartered in Ellsworth, Maine incorporated in 1984. The Company is the sole stockholder of Union Trust Company ("Union Trust" or the "Bank"), a Maine chartered commercial bank established in 1887. On August 31, 2000, the Company completed its acquisition of Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with Union Trust.

      The Bank is a community-oriented commercial bank with thirteen offices located along Maine's coast, stretching from Waldoboro to Jonesport. The Bank conducts its operations out of its main office in Ellsworth, Maine. It also operates through branch offices located in Ellsworth, Blue Hill, Stonington, Milbridge, Jonesport, Town Hill, Castine, Bar Harbor, Waldoboro, Rockland, Belfast and Camden, Maine. Its deposits are gathered from the general public in these towns and surrounding communities, and its lending activities are concentrated primarily in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine.

      The Company serves the financial needs of individuals, businesses, municipalities and organizations with a full range of community banking services. The community banking business derives its revenues from interest and fees earned in connection with its lending activities, interest and dividends on investment securities, service charges and fees on deposit accounts, and fees and commissions from trust accounts and investment advisory services. As of December 31, 2005, the Company had total assets of $529.9 million, total deposits of $335.0 million and shareholders' equity of $40.6 million.

Competition

      The Company contends with considerable competition both in generating loans and attracting deposits. The Company's competition for loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates offered, loan fees charged, loan products offered, services provided, and geographic locations.

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

      Municipal Loans. The Bank, as a member of the communities it serves, also actively participates in the local bidding process to obtain municipal loans throughout its market area. Through the bidding process, the municipality is able to receive a competitive rate on short- and longer-term loans providing funds for operating or capital project needs. The Bank also provides a wide array of municipal banking services to enhance the relationship between the Bank and the municipality. Interest earned on a municipal loan is tax exempt for federal tax purposes which enhances the overall yield on each loan. Municipal loan balances are somewhat seasonal, typically reaching a high in August and a low in December.

      Loan Originations, Purchases and Sales. Loan applications are obtained through existing customers, solicitation by the Bank's relationship managers, referrals from current or past customers, or walk-in customers. The Bank will also occasionally purchase participation shares in other Maine community bank loans.

      The Bank sells a portion of its fixed-rate residential real estate loans with terms in excess of 15 years to the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with loan servicing retained. During 2005, the Bank sold $10.5 million of these loans to Freddie Mac. The Bank also occasionally sells participation interests in its larger commercial loans to other community banks in Maine.

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

Sources of Funds

      Deposits. The Bank offers a wide-range of deposit products including demand deposits, interest checking, money market accounts, savings accounts and time certificates of deposit. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. The majority of the Bank's depositors are residents of Maine. Wholesale certificates of deposit are also used to supplement the Bank's sources of funds.

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

SUPERVISION AND REGULATION

      General. The Bank is a Maine-chartered community bank whose deposit accounts are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"). The Bank is also a member of the Federal Reserve System. The Bank is subject to extensive regulation, examination and supervision by the Maine Bureau of Financial Institutions (the "Bureau") as its chartering regulator, by the FDIC as its deposit insurer and by the Board of Governors of the Federal Reserve System (the "FRB") as its primary federal regulator. The Company, as a financial holding company under the Bank Holding Company Act of 1956, as amended (the "BHCA"), is subject to the rules and regulations of the FRB. The Company is also subject to the rules and regulations of the Securities and Exchange Commission (the "SEC") and the National Association of Security Dealers ("NASD"), to the extent that the NASD rules apply to companies quoted on the OTC Bulletin Board. Both the Company and the Bank are subject to the provisions of the Maine Revised Statues applicable to financial institutions, and the rules and regulations of the Bureau.

      The following references to the laws and regulations under which the Bank and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. These laws and regulations have been established primarily for the protection of depositors and the deposit insurance funds, not Company shareholders. Any change in such laws and regulations, whether by the Division, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and shareholders.

      Maine Banking Laws and Supervision. The Company and the Bank are subject to Maine law and the rules and regulations of the Bureau. The approval of the Bureau is required to establish or close branches, to merge with another bank, to form a bank holding company, to issue stock or to undertake many other activities. Any Maine bank that does not operate in accordance with the regulations, policies and directives of the Bureau is subject to sanctions.

      Loans-to-One-Borrower Limitations. With certain exceptions, the total obligations of a single borrower to the Bank may not exceed 20% of the Bank's total capital. Total loans or other extensions of credit in excess of 10% of total capital must be approved by a majority of the governing body or the executive committee of the bank. The Bank currently complies with applicable loans-to-one-borrower limitations.

      Dividends. Under Maine law, the Company may declare and pay a dividend on its capital stock provided that adequate levels of capital are maintained. The Bureau's minimum capital requirements are set by regulation, and must be at least as stringent as those set forth by federal banking regulations. See "Federal Regulation of the Bank - Capital Requirements." In addition, federal law also may limit the amount of dividends that may be paid by the Bank.

Examination. The Bureau is required to regularly examine each state-chartered bank at least once every 36 months.

      Enforcement. The Bureau is authorized to issue cease and desist orders to any state-chartered bank that is engaging in or has engaged in: an unsafe or unsound practice; a violation of a law, rule or regulation relating to the supervision of the institution; a violation of any condition, imposed in writing, in connection with the approval of any application by the superintendent; a violation of any written agreement entered into with the superintendent; or an anticompetitive or deceptive practice, or one that is otherwise injurious to the public interest.

      The Bureau may, under certain circumstances, suspend or remove directors or officers of a bank if: (1) the directors or officers have violated a law, rule, regulation or cease and desist order that has become final; engaged in or participated in any unsafe or unsound practice; or committed or engaged in any act, omission, or practice that constitutes a breach of the fiduciary duty of the officer or director; (2) by reason of the violation, practice or breach the bank has suffered or will probably suffer financial loss or other damage; the interests of the bank's depositors or creditors or the public have been or could be prejudiced; or the officer or director has received financial gain or other benefit; and (3) the violation, practice or breach involves personal dishonesty or demonstrates willful or continuing disregard for the safety or soundness of the bank.

Federal Regulation of the Company. The Company is subject to the law of the State of Maine, The Federal law of the United States and the regulations of the FRB.

      Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighing system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

      In addition to the risk-based capital requirements, the FRB requires bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital to total assets of 3.0%. Total assets for this purpose does not include goodwill and any other intangible assets and investments that the FRB determines should be deducted from Tier 1 capital. The FRB has announced that the 3.0% Tier 1 leverage capital ratio requirement is the minimum for the top-rated bank holding companies without any supervisory, financial or operational weaknesses or deficiencies or those that are not experiencing or anticipating significant growth. Other bank holding companies are expected to maintain Tier 1 leverage capital ratios of at least 4.0% to 5.0% or more, depending on their overall condition. The Company is in compliance with the above-described FRB regulatory capital requirements.

      Activities. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the FRB. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the FRB has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

      In addition, a bank holding company which does not qualify and elect to be treated as a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act is generally prohibited from engaging in, or acquiring, direct or indirect control of any company engaged in non banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be permissible.

      Bank holding companies may qualify to become financial holding companies if they meet certain criteria set forth by the FRB. In 2003, the Company elected to be treated as a financial holding company under the BHCA. As a financial holding company, the Company may conduct activities that are considered "financial in nature" under the BHCA. Such activities include:

*	Activities permissible for bank holding companies prior to the enactment of the Act;

*	Lending, exchanging, transferring, investing for others, or safeguarding money or securities;

*	Underwriting and selling insurance;

*	Providing financial, investment, or advisory services;

*	Selling pools of assets;

*	Underwriting, dealing in, or making a market in securities; and

*	Merchant banking.

In order to commence a new activity, the Bank must have received a "Satisfactory" on its latest Community Reinvestment Act exam. See "Federal Regulation of the Bank - Community Reinvestment" below.

      The Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

*	the creation of an independent accounting oversight board;

*	auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

*	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

*

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting (the Company, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007);

*

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

*	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the Company's independent auditors;

*	requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

*	requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term is defined by the SEC) and if not, why not;

*	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

*	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

*	disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

*	mandatory disclosure by analysts of potential conflicts of interest; and

*	a range of enhanced penalties for fraud and other violations.

      Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as the Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act (the "FRA"). See "Federal Regulation of the Bank - Loans to Insiders" below.

      Although the Company has and will continue to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, such compliance will not have a material impact on its results of operations or financial condition.

      Federal Securities Law. The Company's common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Thus, the Company is subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.

Federal Regulation of the Bank. The Company and the Bank are subject to federal law and regulations of the FRB.

      Capital Requirements. Under FRB regulations, the Bank is required to maintain minimum levels of capital. The FRB regulations define two classes of capital known as Tier 1 and Tier 2 capital. For an institution with a rating of 1 (the highest examination rating for banks) under the Uniform Financial Institutions Rating System, the minimum capital leverage requirement is a ratio of Tier 1 capital to total assets of 3%. For all other banks, the minimum leverage capital requirement is 4%, unless the particular circumstances or risk profile of the depository institution warrants a higher leverage capital ratio.

      The FRB regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as the sum of Tier 1 capital and Tier 2 capital, minus certain investments or holdings) to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FRB believes are inherent in the type of asset or item.

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

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well capitalized" under FRB guidelines at December 31, 2005.

      Activity Restrictions on State-Chartered Banks. Section 24 of the Federal Deposit Insurance Act ("FDIA"), as amended, which was added by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), generally limits the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by Section 24 or consented to by the FDIC.

      Before making a new investment or engaging in a new activity not permissible for a national bank or not otherwise permissible under Section 24 or the FDIC regulations thereunder, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the Bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds.

      Enforcement. The FRB has extensive enforcement authority over state-chartered member banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      Deposit Insurance. Pursuant to FDICIA, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's history and its financial information as of the quarter ending three months before the beginning of the assessment period. The three capital categories are: (1) well capitalized, (2) adequately capitalized and (3) undercapitalized, using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed under "Federal Regulation of the Bank- Prompt Corrective Action" below. The FDIC also assigns an institution to a supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the length of time the institution has been operating and the capital category and supervisory category to which it is assigned. Under the regulation, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including the Bank.

      Under the FDIA, the FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

      Transactions with Affiliates of the Bank. The Bank's authority to engage in transactions with its affiliates is limited by the FRB's Regulation W and Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to the Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions referred to as "covered transactions" are subject to quantitative limits based on a percentage of the Bank's capital, thereby restricting the total dollar amount of transactions the Bank may engage in with each individual affiliate and with all affiliates in the aggregate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Affiliates must pledge qualifying collateral in amounts between 100% and 130% of the covered transaction in order to receive loans from the Bank. In addition, applicable regulations prohibit the Bank from lending to any of its affiliates that engage in activities that are not permissible for bank holding companies and from purchasing low-quality (i.e., non-performing) assets from an affiliate or purchasing the securities of any affiliate, other than a subsidiary.

      Loans to Insiders. The Bank's authority to extend credit to its directors, executive officers and principal shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the FRB. Among other things, these provisions require that extensions of credit to insiders:

*

be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with third parties and that do not involve more than the normal risk of repayment or present other features that are unfavorable to the Bank; and

*	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of the Bank's capital.

      The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by the Bank's Board of Directors.

      Safety and Soundness Standards. Pursuant to the requirements of the FDIA, as amended by the Riegle Community Development and Regulatory Improvement Act of 1994, each federal banking agency, including the FRB, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. In addition, the FRB adopted regulations to require a bank that is given notice by the FRB that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the FRB. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the FRB may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution would be subject under the "prompt corrective action" provisions of the FDICIA. If a bank fails to comply with such an order, the FRB may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

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

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), any insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The CRA requires the FRB to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, and the institution is required to publicly disclose its CRA rating. The four descriptive ratings are "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Bank received a "Satisfactory" rating on its last CRA exam dated August 2, 2004.

CRA regulations rate an institution based on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests:

*	a lending test, to evaluate the institution's record of making loans in its assessment areas;

*

an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses in its assessment area, or a broader area that includes its assessment areas; and

*	a service test, to evaluate the institution's delivery of services through its retail banking channels and the extent and innovativeness of its community development services.

      Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston (the "FHLB-Boston"), is required to acquire and hold shares of capital stock in the FHLB-Boston in an amount equal to at least 0.35% of the Bank's "Membership Stock Investment Base," as defined by the FHLB-Boston, or $10,000, whichever is greater. The Bank is also required to own activity based stock, which is based on 4.5% of the Bank's outstanding advances. However, the activity based stock investment requirement for overnight advances was reduced to 3%, as of August 15, 2005. These percentages are subject to change by the FHLB-Boston. The Bank was in compliance with this requirement with an investment in FHLB-Boston stock at December 31, 2005 of $9.1 million. Any FHLB advances must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB's are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB's pay to their members and result in the FHLB's imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

      Federal Reserve System. Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current FRB regulations generally require a 3% reserve for transaction accounts from $7.8 million to $48.3 million, subject to adjustment by the FRB. The first $7.8 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. A 10% reserve is required for transaction accounts in excess of $48.3 million. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

      The Interstate Banking Act. Beginning June 1, 1997, the Interstate Banking Act permitted federal banking agencies to approve merger transactions between banks located in different states, regardless of whether the merger would be prohibited under the law of the two states. The Interstate Banking Act also permitted a state to "opt in" to the provisions of the Interstate Banking Act before June 1, 1997, and permitted a state to "opt out" of the provisions of the Interstate Banking Act by adopting appropriate legislation before that date. Accordingly, beginning June 1, 1997, the Interstate Banking Act permitted a bank, such as the Bank, to acquire an institution by merger in a state other than Maine unless the other state had opted out of the Interstate Banking Act. The Interstate Banking Act also authorizes de novo branching into another state if the host state enacts a law expressly permitting out of state banks to establish such branches within its borders.

      The Bank Secrecy Act. The Bank, and the Company are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

      Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

*

all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program;

*	all financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

*

financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts (The Company, as a non-accelerated filer, is not subject to this provision until the year ending December 31, 2007);

*

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks;

*	bank regulators are directed to consider a bank's or holding company's effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.

      Office of Foreign Asset Control. The Bank and the Company, like all United States companies and individuals, are prohibited from transacting business with certain individuals and entities named on the Office of Foreign Asset Control's list of Specially Designated Nationals and Blocked Persons. Failure to comply may result in fines and other penalties. Recently, the Office of Foreign Asset Control issued guidance directed at financial institutions in which it asserted that it may, in its discretion, examine institutions determined to be high-risk or to be lacking in their efforts to comply with these prohibitions.

      Acquisition of the Company or the Bank. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire control of the Company or the Bank will be required to submit prior notice to the FRB. Under the Change in Bank Control Act, the FRB has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquirer, the convenience and needs of the communities served by the Company and the Bank, and the anti-trust effects of the acquisition. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% or more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. Additionally under the Bank Merger Act sections of the FDIA, the prior approval of an insured institution's primary federal regulator is required for an insured institution to merge with or transfer assets to another insured institution or an uninsured institution.

EMPLOYEES

      As of December 31, 2005, the Bank had 165 full-time employees and 7 part-time employees. The Bank enjoys good relations with its employees. A variety of employee benefits, including health, life and disability income replacement insurance, a funded, noncontributory pension plan, and a defined contribution plan are available to qualifying employees.

SEASONAL INFORMATION

      In the Bank's market area, deposit balances generally increase during the summer and autumn months of each year due to an influx of tourists and seasonal residents returning to the area. In 2005, the maximum amount of deposits at any month end was $337.2 million in October. The deposit fluctuation is predictable and does not have a material adverse effect on the Bank and its operations.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The information required to be set forth under this item is incorporated by reference to the financial statements set forth below in Part II, Item 8 of this report on Form 10-K.

COMPANY WEBSITE

      The Company maintains a website at www.uniontrust.com. The Company's reports filed with, or furnished to, the Securities and Exchange Commission ("SEC") are available at the SEC's website at www.sec.gov.

ITEM 1A. RISK FACTORS

      The Company's loan portfolio includes loans with a higher risk of loss.  The Company originates commercial mortgage loans, commercial loans, consumer loans, and residential mortgage loans primarily within our market area. Commercial mortgage, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. In addition, commercial real estate and commercial loans may also involve relatively large loan balances to individual borrowers or groups of borrowers. These loans also have greater credit risk than residential real estate for the following reasons:

*	Commercial Mortgage Loans. Repayment is dependent upon income being generated in amounts sufficient to cover operating expenses and debt service.

*	Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

*

Consumer Loans. Consumer loans (such as personal lines of credit) may or may not be collateralized with assets that provide an adequate source of payment of the loan due to depreciation, damage, or loss.

      Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business thereby increasing the risk of non-performing loans.

      If the Company's allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.  The Company's loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. The Company therefore may experience significant loan losses, which could have a material adverse effect on operating results.

      Material additions to the allowance for loan losses also would materially decrease net income, and the charge-off of loans may cause management to increase the allowance. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of the loans. The Company relies on loan quality reviews, experience and evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If any of management's assumptions prove to be incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in the loan portfolio, resulting in additions to the allowance.

      Changes in interest rates could adversely affect the Company's results of operations and financial condition.  The Company's profitability, like that of most financial institutions, depends substantially on net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, there will be competitive pressures to increase the rates paid on deposits, which will result in a decrease of net interest income.

      The Company is also subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, the Company is subject to reinvestment risk to the extent that it is unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

      Earnings may be adversely impacted by an increase in interest rates because a significant portion of the Company's interest-earning assets are long-term, fixed rate mortgage-related assets that will not reprice as long-term interest rates increase while a majority of interest-bearing liabilities are expected to reprice as interest rates increase. Therefore, in an increasing interest rate environment, the cost of funds is expected to increase more rapidly than the yields earned on the loan portfolio and securities portfolio. An increasing rate environment is expected to cause a narrowing of the net interest rate spread and a decrease in net interest income.

      The local economy may affect future growth possibilities.  The Company's current market area is principally located in, Washington, Hancock, Waldo, Knox, and Lincoln Counties, which are located along the coast of the State of Maine. Future growth opportunities depend on the growth and stability of the regional economy and the Company's ability to expand its market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers' ability to repay their loans on a timely basis, both of which could have an impact on profitability.

      The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.   Management believes that the continued growth and future success of the Company will depend in large part upon the skills of the management team. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect the business. The Company cannot assure you that it will be able to retain existing key personnel or attract additional qualified personnel. The loss of the services of one or more of the Company's executive officers and key personnel could impair its ability to continue to develop its business strategy.

      The Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations.  The Company is subject to extensive regulation, supervision and examination by the Maine Bureau of Financial Institutions, as the Bank's chartering authority, by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of the Bank's deposits up to certain limits, and by the Board of Governors of the Federal Reserve System, of which the Bank is a member, and which regulates and oversees the Company as a bank holding company. The Bank also belongs to the Federal Home Loan Bank System and, as a member of such system, is subject to certain limited regulations promulgated by the Federal Home Loan Bank of Boston. This regulation and supervision limits the activities in which the Company and the Bank may engage. The purpose of regulation and supervision is primarily to protect the Bank's depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to the Company or the Bank, or in banking regulators' supervisory policies or examination procedures, whether by the Maine Bureau of Financial Institutions, the FDIC, other state or federal regulators, the United States Congress or the Maine legislature could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Competition in the Bank's primary market area may reduce its ability to attract and retain deposits and originate loans.  The Company contends with considerable competition both in generating loans and attracting deposits. The Company's competition for loans is primarily from other commercial banks, savings banks, credit unions, mortgage banking companies, insurance companies, finance companies, and other institutional lenders. Competitive factors considered for loan generation include interest rates offered, loan fees charged, loan products offered, services provided, and geographic locations.

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

      If the Company is unable to compete successfully, the business and operations could be adversely affected. Competition for loan originations and deposits may limit future growth and earnings prospects.

      If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company's financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits.  Beginning with the Company's annual report for the fiscal year ending December 31, 2007, the Company will have to include in its annual reports filed with the Securities and Exchange Commission (the "SEC") a report of management regarding internal control over financial reporting. As a result, the Company recently began to document and evaluate its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and SEC rules and regulations, which require an annual management report on internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company's independent auditors addressing these assessments. Accordingly, management has formulated a Committee to assist in (i) assessing and documenting the adequacy of internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of its internal control over financial reporting or fails to prevent fraud, current and potential shareholders and depositors could lose confidence in the Company's financial reporting, which could adversely affect its business, financial condition and results of operations, the trading price of its stock and its ability to attract additional deposits.

      The Company's Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company's common stock to decline.  Certain provisions of the Company's Certificate of Incorporation and bylaws and applicable provisions of Maine and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company through a tender offer, business combination, proxy context or some other method, even though you might be in favor of the transaction.

      The Company may not be able to pay dividends in the future in accordance with past practice.  The Company pays a quarterly dividend to shareholders. However, the Company is dependent primarily upon the Bank for its earnings and funds to pay dividends on its common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors.

Item 1B. Unresolved Staff Comments

Not Applicable

ITEM 2. PROPERTIES

      The Company's headquarters and the Bank's main branch are located at 66 Main Street, Ellsworth, Maine, in a three-story building owned by the Bank. The building contains approximately 44,000 square feet. As of December 31, 2005, the Company's properties and leasehold improvements had an aggregate net book value of $5.0 million.

Location	Ownership	Year Opened	Lease Expiration

Corporate Headquarters of the Bank
and the Company
66 Main Street	Owned	1887	---
Ellsworth, Maine 04605

Branch Offices:
51 Main Street	Owned	1974	---
Jonesport, Maine 04649

9 Tenney Hill	Owned	1974	---
Blue Hill, Maine 04614

3 Atlantic Avenue	Owned	1922	---
Stonington, Maine 04681

29 Main Street	Owned	1956	---
Milbridge, Maine 04658

1768 Atlantic Highway	Owned	1988	---
Waldoboro, Maine 04572

73 Camden Street	Owned	1995	---
Rockland, Maine 04841

75 Elm Street	Owned	2001	---
Camden, Maine 04843

175 High Street	Leased	1963	2006
Ellsworth, Maine 04605

1055 Main Street (1)	Leased	1985	2005
Somesville, Maine 04660

21 Main Street	Leased	1991	2007
Castine, Maine 04421

43 Cottage Street	Leased	1997	2007
Bar Harbor, Maine 04609

17 Belmont Avenue	Leased	1997	2018
Belfast, Maine 04915

(1)

As of the close of business on December 31, 2005, the operating lease for the Somesville property expired and was not renewed by the Company. A new facility is being constructed in Town Hill to be opened in 2006.

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

      The Company's common stock has been listed on the OTC Bulletin Board under the symbol "UNBH" since October 28, 2003. Prior to that date, the Company's common stock was not listed on any stock exchange or actively traded. The Company declared quarterly cash dividends totaling $1.600 per share during 2005 and $1.275 per share during 2004.

The following table sets forth the high and low sales prices of our common stock as reported on the OTC Bulletin Board and the dividends declared per share of common stock for the periods indicated.

The information below has been adjusted to reflect the Company's 2-for-1 stock split, in the form of a 100% stock dividend, paid on March 21, 2005.

		High	Low	Dividend

	2005
	4th Quarter	$71.000	$68.000	$0.400
	3rd Quarter	$75.000	$71.000	$0.400
	2nd Quarter	$79.000	$70.000	$0.400
	1st Quarter	$77.000	$54.625	$0.400

	2004
	4th Quarter	$54.500	$52.500	$0.325
	3rd Quarter	$49.500	$47.000	$0.325
	2nd Quarter	$49.500	$45.750	$0.325
	1st Quarter	$45.250	$44.000	$0.300

As of March 10, 2006 there were approximately 739 holders of record of the Company's common stock.

      Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.

      On April 14, 2002, the Board of Directors voted to authorize the Company to purchase up to 57,700 shares or approximately 5% of its outstanding common stock. On October 27, 2004, the Bank's stock repurchase plan was amended to allow the Company to purchase up to 86,550 shares or approximately 7.5% of its outstanding common stock. The authority may be exercised from time to time and in such amounts as market conditions warrant. As of December 31, 2005, a total of 79,729 shares have been repurchased since the plan's inception on April 14, 2002. The Company repurchased 23,397 shares as part of this plan during 2005 at an average price of $71.86.

The following table summarizes the Company's purchases of its common stock during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2005	4,035	$70.63		4,035	10,800
November 1 - 30, 2005	1,801	$69.86		1,801	8,999
December 1 - 31, 2005	2,178	$69.36		2,178	6,821

TOTAL	8,014	$70.11		8,014	6,821

      A revision to the Maine Business Corporation Act requires that stock reacquired by a corporation be classified as "authorized but unissued," effectively eliminating a corporation's ability to hold stock in treasury. In order to recognize the effect of the revision, the Company retired its treasury stock as of June 30, 2004 and reclassified the shareholders' equity balances decreasing authorized but unissued common stock, surplus and retained earnings by $288,000, $80,000 and $616,000, respectively.

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

	As of or For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
Net income	$ 4,747	$ 4,829	$ 4,278	$ 4,315	$ 3,226
Net interest income	15,817	15,932	14,131	14,001	13,058
Non-interest income	5,751	5,713	6,128	5,837	4,822
Non-interest expense	15,220	14,549	13,801	13,423	13,004
Provision for (recovery of) loan losses	(215)	222	420	360	300

PER COMMON SHARE DATA
Earnings per share (in dollars)	$ 4.28	$ 4.24	$ 3.73	$ 3.75	$ 2.79
Dividends declared per share (in dollars)	1.600	1.275	1.175	1.100	1.050
Book value per share (in dollars) (1)	36.96	36.86	35.57	33.37	29.56

FINANCIAL RATIOS
Return on average equity	11.61%	11.63%	10.75%	11.82%	9.92%
Return on average assets	0.91	1.03	1.06	1.15	0.93
Average equity to average assets	7.87	8.84	9.87	9.76	9.34
Net interest margin (2)	3.41	3.77	3.95	4.30	4.33
Allowance for loan losses to total loans	1.19	1.45	1.52	1.63	1.63
Non performing loans to total loans	0.69	0.47	0.61	0.81	0.90
Efficiency ratio (3)	68.30	65.89	66.56	65.90	70.33
Dividend payout ratio (declared)	37.36	30.18	31.46	29.34	37.60

AT YEAR END
Total assets	$529,883	$488,355	$464,194	$381,029	$362,003
Loans, gross (4)	355,858	309,951	286,333	226,226	211,568
Total investment securities	140,688	144,139	138,155	109,569	102,970
Total deposits	334,998	304,982	298,454	275,765	267,907
Total borrowed funds	147,695	134,414	117,729	59,284	54,366
Total shareholders' equity	40,575	41,092	40,752	38,318	34,136

(1)	Calculated by dividing total shareholders' equity by the net shares outstanding at period end.
(2)	Adjusted to tax-equivalent basis.
(3)	Calculated by dividing the Company's operating expenses by the total of net interest income on a tax-equivalent basis before the provision for loan losses, plus other income.
(4)	Excludes loans held for sale.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

      The following discussion and analysis reviews the consolidated financial condition of the Company at December 31, 2005 and 2004, as well as the consolidated results of operations for 2005, 2004 and 2003. This discussion should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 8 of this report on Form 10-K.

      Certain information discussed below is presented on a fully taxable equivalent basis. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations.

Executive Overview

      The Company posted net income for the year ended December 31, 2005 of $4.7 million, compared to $4.8 million in 2004. Earnings per share increased $0.04 to $4.28 compared to $4.24 for 2004, primarily due to a decrease in weighted average common shares resulting from the Company's stock repurchase program. Return on average equity was 11.61% compared to 11.63% in 2004 and return on average assets was .91% compared to 1.03% in 2004.

      The Company's results in 2005, versus 2004, reflected a decrease in net interest income of $115,000 from the prior year, ending the year at $15.8 million. This decrease was the result of continued margin compression resulting in a 36 basis point decline in the net interest margin to 3.41% for the year 2005 from 3.77% for 2004. This decrease was offset in part by solid asset growth during the year. Non-interest income increased by $38,000, to $5.8 million, due primarily to continued growth in financial services fees and commissions and increases in deposit account and bankcard fees, partially offset by decreases in mortgage origination and servicing income, continued decline in loan fees and a reduced level of net securities gains. Non-interest expenses ended the year at $15.2 million, a 5% increase over the prior year. This increase was mainly the result of an increase in advertising expenses, legal and professional fees as well as increased donations expense. Also contributing to the change from 2004 is the reversal of reserves related to the valuation of mortgage servicing rights which reduced expenses in the prior year.

      Comparing December 31, 2005 balances to December 31, 2004, total assets increased 9% to $529.9 million. Total deposits increased by $30.0 million or 10%, while total loans grew to $355.9 million from $310.0 million, a 15% increase over the prior year end. Borrowings from the Federal Home Loan Bank of Boston ("FHLB") increased by $10.0 million or 8% during 2005 and were used to fund growth in assets in excess of the growth in deposits. As of December 31, 2005, the Company had total shareholders' equity of $40.6 million, or 8% of total assets, and continued to exceed regulatory requirements for well capitalized institutions.

      Asset quality, as measured by the following ratios, continued to be favorable. Nonperforming assets represented 0.46% of total assets at the end of 2005, versus 0.30% at the end of 2004. The ratio of net charge-offs to average loans was 0.01% in 2005, as compared to 0.02% for the prior year.

During 2005, the Company declared quarterly cash dividends totaling $1.60 per share which represents an increase of $0.325, or 25%, over the $1.275 declared during 2004.

Critical Accounting Policies

      Management's discussion and analysis of the Company's financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses and the evaluation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from the amount derived from management's estimates and assumptions.

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

Results of Operations

Comparison of 2005 to 2004

      Net Income. Net income for the year ended December 31, 2005 was $4.7 million, representing a decrease of 2% or $82,000 from net income of $4.8 million posted in 2004. Earnings per share were $4.28 and $4.24 for the years ended 2005 and 2004, respectively. Return on average equity and return on average assets were 11.61% and .91% for 2005, respectively. These compare to 11.63% and 1.03% for 2004, respectively.

      Net Interest Income. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, continues to be the primary source of operating revenue for the Company. During 2005, net interest income accounted for 73% of total revenues for the Company. The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

      For 2005, net interest income decreased $115,000 to $15.8 million from $15.9 million in 2004. On a fully tax-equivalent basis, net interest income was $16.5 million in 2005, a $165,000 increase compared to $16.4 million in 2004 due to growth in the municipal loan and investment portfolios and the non-taxable treatment of these assets. During 2005, tax equivalent net interest margin declined 36 basis points to 3.41%, resulting primarily from increases in the cost of interest bearing liabilities over and above improvements in the yield on interest earning assets. This margin pressure was partially offset by an increase in average interest earning assets of $50.1 million, or 12%, from $434.3 million in 2004 to $484.4 million in 2005.

      The yield on interest-earning assets improved to 5.42% in 2005, compared to 5.19% in 2004, primarily resulting from an increase in market rates and upward repricing of the loan portfolio. The average balance of securities increased by $6.4 million, or 5%, as compared with the prior year and the yield on investments increased by 25 basis points to 4.51% in 2005. The average balance of loans increased $43.7 million, or 15%, and the yield on loans increased by 19 basis points to 5.81% in 2005, compared to 5.62% in 2004. The improvement in loan yields from 2004 was less than prime rate increases during 2005 due to a lag in repricing of adjustable rate residential and commercial loans where the interest rates on those loans are fixed for a stated period of time.

      The cost of interest-bearing liabilities, or cost of funds, increased to 2.28% for 2005, compared to 1.63% for 2004. This increase is primarily attributable to a 72 basis points increase in the cost of total borrowings to 3.36% for 2005, compared to 2.64% for 2004. The cost of interest-bearing deposits also increased 50 basis points to 1.62% in 2005 compared to 1.12% in 2004. The increase in overall cost of funds is primarily attributable to higher prevailing market rates during 2005, as well as increases in competitive rate pressure within our local markets.

      During 2005, the average balance of interest-bearing liabilities increased by $46.9 million, or 12%, over 2004 average balances. The increase in average interest-bearing liabilities was due primarily to increases in savings and time deposits and in borrowings from the FHLB.

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

UNION TRUST COMPANY
Average Balance Sheets and Analysis of Net Interest Income
(On a Tax Equivalent Basis)

	2005			2004			2003

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Federal funds sold	$ -	$ -	0.00%	$ -	$ -	0.00%	$ 981	$ 14	1.43%
Investment securities (1)	145,854	6,570	4.51%	139,453	5,939	4.26%	118,954	5,179	4.35%
Loans, gross (excludes
loans held for sale ) (1)	338,541	19,659	5.81%	294,870	16,585	5.62%	250,675	15,390	6.14%

Total interest earning assets	484,395	$26,229	5.42%	434,323	$22,524	5.19%	370,610	$20,583	5.55%

Nonearning assets:
Cash and due from banks	10,538			10,608			10,289
Other assets	18,424			17,916			18,533

Total Assets	$513,357			$462,847			$399,432

Liabilities
Interest Bearing Liabilities:
Deposits:
NOW deposits	$ 67,453	$ 402	0.60%	$ 64,715	$ 161	0.25%	$ 57,786	$ 124	0.21%
Money market accounts	26,031	267	1.03%	33,885	281	0.83%	37,283	406	1.09%
Savings deposits	68,859	740	1.08%	60,061	334	0.56%	52,214	356	0.68%
Time deposits	102,302	2,883	2.82%	93,871	2,057	2.19%	100,804	2,421	2.40%

Total interest bearing deposits	264,645	4,292	1.62%	252,532	2,833	1.12%	248,087	3,307	1.33%
Borrowings:
Federal Home Loan Bank borrowings	145,048	5,039	3.47%	114,218	3,108	2.72%	61,491	2,426	3.95%
Other borrowed funds	15,607	364	2.33%	11,614	214	1.84%	12,849	229	1.78%

Total Borrowings	160,655	5,403	3.36%	125,832	3,322	2.64%	74,340	2,655	3.57%

Total interest bearing liabilities	425,300	$ 9,695	2.28%	378,364	$ 6,155	1.63%	322,427	$ 5,962	1.85%

Non-interest bearing liabilities &
shareholders' equity:
Demand deposits	46,058			42,786			37,134
Other liabilities	7,591			6,866			7,416
Shareholders' equity	34,408			34,831			32,455

Total Liabilities and Shareholders'
Equity	$513,357			$462,847			$399,432

Net interest income (1)		$16,534			$16,369			$14,621

Net interest rate spread (2)			3.14%			3.56%			3.70%

Net interest margin (2)			3.41%			3.77%			3.95%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $717,000, $437,000 and $522,000 in 2005, 2004 and 2003, respectively.
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

UNION TRUST COMPANY
Analysis of Changes in Interest Income and Expense

	Year Ended December 31, 2005 vs 2004				Year Ended December 31, 2004 vs 2003

			Rate/				Rate/
	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total

	(Dollars in thousands)

Interest Earning Assets
Federal funds sold	$ -	$ -	$ -	$ -	$ (14)	$ (14)	$ 14	$ (14)
Investment securities (1)	272	343	16	631	892	(113)	(19)	760
Loans, gross (excludes
loans held for sale ) (1) (2)	2,456	537	81	3,074	2,713	(1,290)	(228)	1,195

Total interest earning assets	$2,728	$ 880	$ 97	$3,705	$3,591	$(1,417)	$(233)	$1,941

Interest Bearing Liabilities
NOW deposits	$ 7	$ 224	$ 10	$ 241	$ 15	$ 20	$ 2	$ 37
Money market accounts	(65)	66	(15)	(14)	(37)	(97)	9	(125)
Savings deposits	49	311	46	406	53	(65)	(10)	(22)
Time deposits	185	588	53	826	(167)	(212)	15	(364)

Total deposits	176	1,189	94	1,459	(136)	(354)	16	(474)

Federal Home Loan Bank borrowings	839	860	232	1,931	1,861	(699)	(480)	682
Other borrowed funds	73	57	20	150	(22)	7	-	(15)

Total borrowings	912	917	252	2,081	1,839	(692)	(480)	667

Total interest bearing liabilities	$1,088	$ 2,106	$ 346	$3,540	$1,703	$(1,046)	$(464)	$ 193

Net change in net interest income	$1,640	$(1,226)	$(249)	$ 165	$1,888	$ (371)	$ 231	$1,748

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $717,000, $437,000, and $522,000 in 2005, 2004 and 2003, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Non-Interest Income. The following table summarizes information relating to the Company's non-interest income:

Non-Interest Income

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)

Net gains on sales of investment securities	$ 4	$ 237	$ 558
Financial services fees and commissions	2,359	1,912	1,773
Service charges and fees on deposit accounts	1,928	1,792	1,252
Bankcard fees	309	227	385
Loan fees	763	888	1,496
Income from cash surrender value of life insurance	349	372	318
Other income	39	285	346

Total non-interest income	$5,751	$5,713	$6,128

      Total non-interest income amounted to $5.8 million for 2005 compared to $5.7 million for 2004, a $38,000 increase. The increase is primarily attributable to higher financial services fees and commissions and service charges and fees on deposit accounts, offset by a decrease in loan fees and other income, and a decrease in gains from the sale of investment securities.

      Financial service fees and commissions, representing 41% of total non-interest income, increased $447,000, or 23%, ending 2005 at $2.4 million compared to $1.9 million in 2004. This increase is primarily due to fee increases on trust accounts, coupled with an increase in new business volume and growth in managed assets.

      Service charges and fees on deposit accounts, which represents 34% of total non-interest income, increased $136,000, or 8%, ending 2005 at $1.9 million. The primary contributor to this growth was increased activity in the overdraft privilege product generating income 14% higher than 2004.

      Loan fees declined by $125,000, or 14%, ending 2005 at $763,000 compared to $888,000 in 2004. This decline is primarily due to a continued slow-down in mortgage origination activity, generating less in the way of loan fees, as well as a reduction in gains associated with the sale of loans on the secondary market.

      Other income also declined from 2004 by $246,000, ending at $39,000 for 2005. Primarily within mortgage servicing activities, the considerable reduction in residential mortgage sales volumes generated less income associated with establishing the mortgage servicing rights to offset the increased amortization from prior year loan sales.

Net securities gains decreased by $233,000 due to lower levels of gains on securities sales in 2005 as compared to 2004.

Non-Interest Expense. The following table summarizes information relating to the Company's non-interest expense:

Non-Interest Expense

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)

Salaries and employee benefits	$ 9,075	$ 8,913	$ 8,174
Net occupancy	1,543	1,530	1,527
Equipment and data processing	1,274	1,238	1,301
Advertising	344	281	252
Legal and professional fees	795	622	702
Other	2,189	1,965	1,845

Total non-interest expense	$15,220	$14,549	$13,801

      Total non-interest expense increased by $671,000 or 5%, to $15.2 million for the year ended December 31, 2005 from $14.5 in 2004. The increase in non-interest expenses in 2005 was in part attributable to an increase in advertising costs of $63,000 or 22% and increased legal and professional fees of $173,000 or 28%. Salaries and employee benefits, net occupancy and equipment and data processing increased 2% in total from 2004.

      Other non-interest expenses increased by $224,000, or 11%, for the year ended December 31, 2005 compared to the same period in 2004. The increase in other non-interest expenses for the year is primarily attributable to an increase in stationary and supplies costs, higher donation expenses associated with the charitable contribution of the Cherryfield facility, and the reversal of reserves related to the valuation of mortgage servicing rights, reducing 2004 expenses by $187,000.

      Provision for Income Taxes. Income tax expense amounted to $1.8 million in 2005 compared with $2.0 million in 2004. The resulting effective tax rates were 27.7% for 2005, and 29.8% for 2004. The decrease in effective tax rate for 2005 was mainly the result of an increase in the percentage of non-taxable income on obligations of states and political subdivisions.

Comparison of 2004 to 2003

      Net Income. Net income for 2004 was $4.8 million or $4.24 earnings per share compared with net income of $4.3 million, or $3.73 earnings per share, reported for 2003. The increase in net income during the year was the result of an increase in net interest income of $1.8 million and a decrease in the provision for loan losses of $198,000 offset by a decrease in non-interest income of $415,000 and an increase in non-interest expense of $748,000. Return on average equity was 11.63% in 2004, compared to 10.75% in 2003, and return on average assets was 1.03% in 2004 compared to 1.06% in 2003.

      Net Interest Income. Net interest income increased by $1.8 million or 13% to $15.9 million from $14.1 million in 2003. On a fully tax-equivalent basis, net interest income was $16.4 million in 2004, a 12% increase from 2003 net interest income of $14.6 million. The increase in net interest income in 2004 compared with that of 2003 was primarily the result of growth in average interest earning assets of $63.7 million, or 17%, from $370.6 million in 2003 to $434.3 million in 2004. This increase was offset in part by a decline in the Company's net interest margin to 3.77% for 2004 compared to 3.95% for 2003.

      Provision for Loan Losses. The Company reported $222,000 of provision for loan losses in 2004 compared to $420,000 in 2003. The allowance for loan losses to total loans decreased from 1.52% at the end of 2003 to 1.45% at the end of 2004. Nonperforming loans represented 0.47% of total loans at December 31, 2004 compared to 0.61% at December 31, 2003.

      Non-Interest Income. Non-interest income decreased by $415,000, or 7%, from $6.1 million in 2003 to $5.7 million in 2004. The decrease was primarily attributable to a considerable slowdown in mortgage origination activity resulting in a decline in loan fees during 2004 as compared to the prior year. These decreases were offset, in part, by an increase in deposit fees and charges, primarily due to the successful launch of a new overdraft privilege product during 2004 and an increase in financial service fees and commissions.

      Non-Interest Expense. Non-interest expenses increased by $748,000, or 5%, to $14.6 million as compared to $13.8 million for the same period in 2003. The increase was primarily attributable to an increase in salaries and employee benefits due to normal salary increases, additional business development staff to support growth and market expansion, and a 3% increase in health insurance costs, offset in part by savings in some of the Company's other operating areas.

      Provision for Income Taxes. For the years ending December 31, 2004 and 2003, income tax expense was $2.0 million and $1.8 million, respectively. The resulting effective tax rates were 29.8% for 2004 and 29.1% for 2003.

Balance Sheet Review

      The Company's total assets increased by $41.5 million, or 9%, from $488.4 million at December 31, 2004 to $529.9 million at December 31, 2005. Total average assets were $513.4 and $462.8 in 2005 and 2004, respectively. These increases were primarily due to growth in all major loan categories. Total liabilities increased by $42.0 million resulting from $30.0 million growth in deposits and a $13.3 million increase in borrowings. Shareholders' equity totaled $40.6 million and $41.1 million at December 31, 2005 and 2004, respectively.

      Loan Portfolio. The Company offers a wide variety of loan products to serve the financial needs of individuals, businesses, municipalities, and nonprofit organizations. At December 31, 2005, total loans (excluding loans held for sale) reached a record high of $355.9 million, an increase of $45.9 million or 15% over 2004.

      The Company's primary lending activity continues to be the origination of loans secured by real estate primarily in our market area. During 2005, real estate loans totaled $292.6 million, an increase of $32.1 million, or 12%, when compared to December 31, 2004. At December 31, 2005, the Bank's real estate loan portfolio included $225.6 million in residential real estate loans comprised of residential construction loans as well as residential mortgages, most of which are one-to four-family. This category increased over the prior year by $24.0 million, or 12%. Commercial real estate loans totaled $66.9 million, representing an increase of $8.1 million, or 14%, compared to December 31, 2004.

Commercial and industrial loans increased by 27% or $6.0 million from 2004 as new originations outpaced the amortization and pay-down of the existing portfolio.

      Consumer loans, primarily consisting of home equity lines of credit, automobile, boat and recreational vehicle, loans secured by certificate accounts, and unsecured loans increased by $7.1 million, or 31%, in 2005. This increase is primarily attributable to the home equity lines of credit, which totaled $19.7 million at December 31, 2005 compared with $13.5 million at the end of 2004.

Municipal loans also increased during 2005, ending the year at $4.9 million, an increase of $694,000, or 17%, over 2004.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	At December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)

Real estate:
Residential	$225,648	$201,669	$188,286	$131,615	$122,671
Commercial	66,924	58,834	53,436	51,253	47,549
Commercial and industrial	27,919	21,906	23,837	19,461	20,476
Consumer	30,471	23,340	17,498	18,323	17,788
Municipal	4,896	4,202	3,276	5,574	3,084

Total	$355,858	$309,951	$286,333	$226,226	$211,568

      The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 2005. The amounts shown below exclude student loans, applicable loans in process, and net deferred loan fees.

Loan Maturity Schedule

	Due 1 Year or Less	Due 1- 5 Years	Due 5 Years+

	(Dollars in thousands)

Real estate:
Residential	$ 79	$ 2,682	$222,794
Commercial	1,193	5,700	59,972
Commercial and industrial	10,590	9,290	8,039
Consumer	1,622	1,209	20,995
Municipal	2,585	1,983	328

Total	$16,069	$20,864	$312,128

      The following table sets forth the dollar amount of all loans at December 31, 2005 that are due after December 31, 2006 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude student loans, applicable loans in process, and net deferred loan fees.

Summary of Fixed-Rate and Adjustable-Rate Loans

			Floating or
			Adjustable
		Fixed-Rates	Rates (1)	Total

		(Dollars in thousands)

	Real estate:
	Residential	$129,400	$ 96,076	$225,476
	Commercial	7,887	57,785	65,672
	Commercial and industrial	9,653	7,676	17,329
	Consumer	2,600	19,604	22,204
	Municipal	2,311	-	2,311

	Total	$151,851	$181,141	$332,992

(1)	Floating or adjustable rate loans include loans where the interest rates on those loans may be fixed for a stated period of time, then reprice annually or on a more frequent basis thereafter.

      Loan Concentrations. The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. As of December 31, 2005 and 2004, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

      Sale of Loans. The Bank's residential real estate portfolio includes both conforming and non-conforming residential mortgage loans. Conforming mortgage loans represent loans originated in compliance with terms, conditions and documentation, which permit the sale of such loans on the secondary market. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral ratios of 80% or less, and are made to borrowers in good credit standing. The right to service the loans and receive servicing fee income is generally retained when conforming loans are sold. Secondary market sales of mortgage loans totaled $10.5 million in 2005, compared to $27.5 million in 2004. Residential mortgages originated during 2005 totaled $91.8 million, compared to $96.8 million during 2004.

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing:

Summary of Delinquent Loans

	At December 31,

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Real estate	$1,356	0.38%	$3,406	1.10%	$4,017	1.40%	$5,324	2.35%	$4,918	2.32%
Commercial and
Industrial	341	0.10%	83	0.03%	59	0.02%	302	0.13%	543	0.26%
Consumer	175	0.05%	59	0.02%	71	0.02%	315	0.14%	71	0.03%

Total	$1,872	0.53%	$3,548	1.15%	$4,147	1.44%	$5,941	2.62%	$5,532	2.61%

      Nonperforming Assets. Nonperforming assets consist of nonperforming loans, Other Real Estate Owned, ("OREO") and nonperforming securities. As of December 31, 2005, nonperforming assets totaled $2.4 million, an increase of $979,000 from 2004 and represented 0.46% of total assets for the year ending December 31, 2005 compared to 0.30% for the year ending December 31, 2004. The increase from December 31, 2004 was primarily due to a $592,000 increase in nonperforming commercial and industrial loans, as well as a $357,000 increase in nonperforming residential real estate loans.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$2,256	$1,145	$1,387	$1,473	$1,823
Accruing loans contractually past due 90 days or more	186	318	360	351	75

Total nonperforming loans	2,442	1,463	1,747	1,824	1,898

Other real estate owned	-	-	-	-	-
Nonperforming securities	-	-	-	-	-

Total nonperforming assets	$2,442	$1,463	$1,747	$1,824	$1,898

Ratio of nonperforming assets to total assets	0.46%	0.30%	0.38%	0.48%	0.52%

Ratio of nonperforming loans to total loans	0.69%	0.47%	0.61%	0.81%	0.90%

      As a general rule, loans are placed on nonaccrual status when, in the opinion of management, there are doubts as to the collectibility of interest or principal, or when principal or interest is past due 90 days or more, and the loan is not well secured and in the process of collection. Income accruals are suspended and interest previously accrued and uncollected is reversed against interest income at the time the related loan is placed on nonaccrual status. Payments received on nonaccrual loans are recorded as a reduction to principal. For each of these loans, management has evaluated the collectibility of the principal based on its best estimate of the realizable collateral value of the loans and does not anticipate that any losses from liquidation of these loans will have a material effect on future operations.

      In accordance with the SEC's Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 2005, 2004, and 2003 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $97,000, $35,000, and $111,000, respectively.

      Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures. At December 31, 2005, outstanding balances on potential problem loans totaled $2.8 million. Although these are loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. At December 31, 2005, problem loans continued to perform and the Company's management actively monitors these loans to minimize any possible adverse impact to the Bank.

      Allowance for Loan Losses. The Company maintains an allowance for possible loan losses through a provision that is charged to income. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods at December 31, 2005 included a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes and other quality considerations.

      The Company has a semi-annual independent loan review program that supports the Company's lending strategies, monitors compliance with established loan policies and procedures and identifies credit trends. The review included all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, new (closed) and renewed loans over $100,000, and a sampling of remaining commercial loans.

      While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on increases in nonperforming loans, changes in economic conditions, or for other reasons that would adversely affect the Company's results of operations. The allowance for loan losses is maintained at a level that management considers adequate to provide for probable loan losses based upon evaluation of known and inherent risks in the loan portfolio. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off, and reduced by loans charged-off.

      For the year ended December 31, 2005, the Company recorded a reduction in the allowance for loan losses resulting in a net provision benefit of $215,000 compared to provision expense of $222,000 in 2004 and $420,000 in 2003. The Company believes that the current provision and allowance for loan losses accurately reflects the overall improvement in credit quality and the level of risk in the loan portfolio.

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

Analysis of Allowance for Loan Losses

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)

Total loans outstanding at the end of year (1)	$355,858	$309,951	$286,333	$226,226	$211,568

Average loans outstanding during the year (1)	$338,541	$294,753	$250,639	$222,088	$210,561

Allowance for loan losses, beginning of year	$ 4,504	$ 4,339	$ 3,679	$ 3,453	$ 3,376
Loans charged off during the period:
Real estate	95	61	117	113	98
Commercial and industrial	10	64	-	43	132
Consumer	147	144	71	123	95
Municipal	-	-	-	-	-

Total	252	269	188	279	325

Recoveries on loans previously charged off:
Real estate	120	51	370	16	19
Commercial and industrial	44	68	15	87	38
Consumer	47	93	43	42	45
Municipal	-	-	-	-	-

Total	211	212	428	145	102

Net loans (charged off) recovered during the year	(41)	(57)	240	(134)	(223)
(Recoveries) provisions charged to income statement	(215)	222	420	360	300

Allowance for loan losses, end of year	$ 4,248	$ 4,504	$ 4,339	$ 3,679	$ 3,453

Net charge-offs to average loans outstanding	0.01%	0.02%	(0.10%)	0.06%	0.11%
Net charge-offs to loans, end of period	0.01%	0.02%	(0.08%)	0.06%	0.11%
Allowance for loan losses to average loans outstanding	1.26%	1.53%	1.73%	1.66%	1.64%
Allowance for loan losses to loans, end of year	1.19%	1.45%	1.52%	1.63%	1.63%
Allowance for loan losses to nonperforming loans	173.96%	307.86%	248.37%	201.70%	181.93%

(1)	Excludes loans held for sale.

The following table summarizes the allocation of the allowance for loan losses for the years indicated.

Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2005		2004		2003		2002		2001

		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in		Loans in		Loans in
		Category		Category		Category		Category		Category
Balance at end of		to Total		to Total		to Total		to Total		to Total
Period Applicable to:	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

	(Dollars in thousands)

Real estate:
Residential	$ 295	63.4%	$1,202	65.0%	$1,119	65.8%	$ 641	58.1%	$1,289	58.0%
Commercial	1,234	18.8	1,048	19.0	944	18.7	937	22.7	999	22.4
Commercial and industrial	637	7.9	164	7.1	249	8.3	205	8.6	81	9.7
Consumer	39	8.5	359	7.5	284	6.1	350	8.1	116	8.4
Municipal	-	1.4	-	1.4	-	1.1	-	2.5	31	1.5
Identified	1,327	0.0	992	0.0	1,290	0.0	552	0.0	295	0.0
Contingent liabilities	311	0.0	308	0.0	340	0.0	653	0.0	323	0.0
Unallocated	405	0.0	431	0.0	113	0.0	341	0.0	319	0.0

Total	$4,248	100.0%	$4,504	100.0%	$4,339	100.0%	$3,679	100.0%	$3,453	100.0%

Investment Portfolio. During 2005, the Company's total investment portfolio decreased by $3.5 million, or 2%, to end the year at $140.7 million, compared to $144.1 million at December 31, 2004.

      The Company's securities portfolio consists of securities available for sale, securities which management intends to hold until maturity and Federal Home Loan Bank ("FHLB") stock. Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations, U.S. Government Agency obligations, state and county municipal securities and corporate debt securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders' equity. The fair value of securities available for sale at December 31, 2005 totaled $128.9 million with a pre-tax net unrealized loss of $2.2 million. At the end of 2004, securities available for sale were $134.2 million with pre-tax net unrealized gains of $692,000.

      Securities which management intends to hold until maturity consist primarily of in-state municipals securities. Securities held to maturity as of December 31, 2005 are carried at their amortized cost of $2.1 million and exclude gross unrealized gains of $65,000 and gross unrealized losses of $0. At the end of 2004, securities held to maturity totaled $2.3 million excluding gross unrealized gains of $129,000 and gross unrealized losses of $0.

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years.

Book Value of Held to Maturity Securities

	At December 31,

	2005	2004	2003

	(Dollars in thousands)

Obligations of states and political subdivisions	$2,078	$2,255	$2,870

The table below shows the relative maturities of held to maturity securities as of December 31, 2005.

Amortized Cost of Securities Held to Maturity

		Due 1 Year	Due 1 - 5	Due 5 - 10	Due After 10
		or less	Years	Years	Years

		(Dollars in thousands)

	Security Category
	Obligations of state and political subdivisions	$95	$463	$1,416	$104

	Weighted average yield (1)	4.82%	6.23%	4.41%	5.60%

	Percent of total portfolio	4.57%	22.28%	68.14%	5.01%

(1)	Weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

The following table shows the book value of the Company's available for sale securities at the end of each of the last three years.

Book Value of Available for Sale Securities

	At December 31,

	2005	2004	2003

	(Dollars in thousands)

Security Category
Mortgage-backed securities	$ 76,480	$ 87,037	$ 67,958
U.S. Treasury notes and other U.S. Government agencies	22,769	28,870	39,434
Obligations of states and political subdivisions	21,939	12,406	12,579
Other securities	7,664	5,844	9,456

Total	$128,852	$134,157	$129,427

The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2005. The table excludes stock investments.

Book Value of Available for Sale Securities

	Due 1 Year	Due 1 - 5	Due 5 - 10	Due After 10
	or less	Years	Years	Years

	(Dollars in thousands)
Security Category
Mortgage-backed securities	$ -	$ 5,783	$18,035	$52,662
U.S. Treasury notes and other U.S. Government agencies	9,938	12,831	-	-
Obligations of state and political subdivisions	430	3,569	8,114	9,826
Other securities	2,018	5,251	-	395

Total	$12,386	$27,434	$26,149	$62,883

Weighted average yield (1)	4.42%	4.40%	4.48%	4.47%

Percent of total portfolio	9.61%	21.29%	20.30%	48.80%

(1)	Weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

      The Company's net unrealized loss on available for sale securities, (net of tax), of $1.4 million at December 31, 2005 is largely attributable to the current interest rate environment. The unrealized loss has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

      Deposit Activities. The Company offers a wide array of deposit products in its market area, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings accounts. At December 31, 2005, deposits of $335.0 million were $30.0 million, or 10%, higher than at the end of 2004. The growth during 2005 was experienced in the core deposit categories, which are typically added at a favorable cost relative to borrowed funds and certificates of deposit. Core deposits ended 2005 at $218.5 million, an increase of $3.5 million, or 16%, from the end of 2004. Certificates of deposit also increased by $26.5 million, or 29.5%, during 2005. The increase in certificates of deposit is primarily attributable to an increase in wholesale certificates of deposit.

      In the Bank's market area, the banking business is somewhat seasonal due to an influx of tourists and seasonal residents returning to the area each spring and summer. As a result, customer deposits fluctuate from a relative high point in mid October to a low point in May. This deposit fluctuation is predictable and does not have a material adverse effect on the Bank.

The Bank's average cost of deposits was 1.38% for the year ended December 31, 2005, compared to 0.96% for the year ended 2004, and 1.16% for the year ended 2003.

The following table sets forth the average deposit balances and costs for the years ended December 31, 2005, 2004, and 2003:

Average Deposit Balances and Rates

	Year Ended December 31,

	2005		2004		2003

	Average	Average	Average	Average	Average	Average	Percentage Growth
	Balance	Rate	Balance	Rate	Balance	Rate	2005 vs. 2004

	(Dollars in thousands)

Demand deposits	$ 46,058	0.00%	$ 42,786	0.00%	$ 37,134	0.00%	7.65%
NOW accounts	67,453	0.60	64,715	0.25	57,786	0.21	4.23
Money market accounts	26,031	1.03	33,885	0.83	37,283	1.09	(23.18)
Savings deposits	68,859	1.08	60,061	0.56	52,214	0.68	14.65
Certificates of deposit	102,302	2.82	93,871	2.19	100,804	2.40	8.98

Total deposits	$310,703		$295,318		$285,221		5.21%

The following table sets forth scheduled maturities of time deposits of $100,000 or more as of December 31, 2005.

Maturities of Time Deposits Over $100,000

(Dollars in thousands)

Three months or less	$ 4,713
Over three months to six months	3,735
Over six months to twelve months	5,931
Over twelve months	8,264

Total	$22,643

      Borrowings. The Bank's borrowings amounted to $147.7 million at December 31, 2005, an increase of $13.3 million from the end of 2004. At December 31, 2005, the Bank's borrowings consisted primarily of FHLB borrowings totaling $130.1 million, an increase of $10.0 million over the prior year-end. The remaining borrowings consisted primarily of assets sold under repurchase agreements. These borrowings totaled $17.6 million at December 31, 2005, an increase of $3.3 million over December 31, 2004. See Notes 11 and 12 of the consolidated financial statements included in Part II, Item 8 hereof for a schedule of borrowings outstanding and their interest rates and other information related to the Company's borrowings.

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

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2005, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and anticipated liquidity demands.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2005, the Company and the Bank exceeded all of their regulatory capital requirements. For further information regarding the Company's and Bank's regulatory capital at December 31, 2005, see the consolidated financial statements, and related notes in Part II, Item 8 of this report on Form 10-K.

Off-Balance Sheet Risks and Commitments

      As of December 31, 2005 and 2004, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $70.5 million and $61.0 million, respectively. See Note 16 to the consolidated financial statements in Part II Item 8 hereof for further discussion of our off-balance sheet risk.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of December 31, 2005 consisting of operating lease obligations and FHLB borrowings by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period

		Less than 1
	Total	Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations	(Dollars in thousands)
Operating lease obligations	$ 7,190	$ 304	$ 550	$ 550	$ 5,786
FHLB borrowings	130,111	69,200	50,227	5,301	5,383

Total	$137,301	$69,504	$50,777	$5,851	$11,169

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

Impact of Recently Issued Accounting Standards

      FASB Staff Position ("FSP") FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to whether an investment is considered impaired, whether the impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Management expects the application of this FSP will not have a material effect on the consolidated financial conditions and results of operations of the Company.

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

Interest Rate Sensitivity

		200 Basis Point	200 Basis Point
		Rate Increase	Rate Decrease (1)

	December 31, 2005	(3.08%)	0.39%
	December 31, 2004	(1.94%)	(0.28%)

(1)	The December 31, 2004 period represents a gradual downward shift in market rates of 100 basis points.

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

      We have audited the accompanying consolidated balance sheets of Union Bankshares Company and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Union Bankshares Company and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine
March 17, 2006

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
Dollars in thousands, except number of shares and per share data

	2005	2004

ASSETS
Cash and cash equivalents (note 2)	$ 9,725	$ 10,112
Securities, available for sale, at market (note 3)	128,852	134,157
Securities, held to maturity, at cost (note 4)
(market value $2,143 and $2,384 at December 31, 2005
and 2004, respectively)	2,078	2,255
Other investment securities, at cost which
approximates market value	9,758	7,727
Loans held for sale	-	246

Loans (note 5)	355,858	309,951
Less allowance for loan losses (note 6)	4,248	4,504

Net loans	351,610	305,447

Premises, furniture and equipment, net (note 8)	6,220	5,672
Goodwill	6,305	6,305
Bank owned life insurance	8,762	8,413
Other assets (notes 7, 9 and 14)	6,573	8,021

Total assets	$529,883	$488,355

LIABILITIES
Demand deposits	$ 49,006	$ 46,314
NOW deposits	72,899	66,913
Money market accounts	22,990	30,858
Savings deposits	73,623	70,921
Certificates of deposit (note 10)	116,480	89,976

Total deposits	334,998	304,982

Borrowings from Federal Home Loan Bank (note 11)	130,111	120,160
Other borrowed funds (note 12)	17,584	14,254
Other liabilities (notes 13 and 14)	6,615	7,867

Total liabilities	489,308	447,263

Contingent liabilities and commitments
(notes 8, 15, 16 and 17)

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,097,666 shares at December 31, 2005. Authorized
1,200,000 shares, issued 1,114,938 shares at December 31, 2004.	13,721	13,937
Surplus	1,932	2,973
Retained earnings (note 15)	27,126	24,152
Accumulated other comprehensive income (loss)
Net unrealized gain (loss) on securities available for sale, net of deferred tax asset of $(741) at December 31, 2005 and
deferred tax liability of $235 at December 31, 2004	(1,438)	457
Minimum pension liability adjustment, net of deferred tax
asset of $395 and $220 at December 31, 2005 and 2004,
respectively (note 13)	(766)	(427)

Total shareholders' equity	40,575	41,092

Total liabilities and shareholders' equity	$529,883	$488,355

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
Dollars in thousands, except number of shares and per share data

	2005	2004	2003

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$19,491	$16,521	$15,311
Interest and dividends on investments
(includes tax exempt income of $1,020 in 2005,
$686 in 2004, and $709 in 2003)	6,021	5,570	4,786

Total interest and dividend income	25,512	22,091	20,097

INTEREST EXPENSE
Interest on deposits	4,292	2,838	3,312
Interest on borrowed funds	5,403	3,321	2,654

Total interest expense	9,695	6,159	5,966

Net interest income	15,817	15,932	14,131
Provision for (recovery of) loan losses (note 6)	(215)	222	420

Net interest income after provision for
(recovery of) loan losses	16,032	15,710	13,711

NON-INTEREST INCOME
Net gains on sales of investment securities (note 3)	4	237	558
Financial services fees and commissions	2,359	1,912	1,773
Service charges and fees on deposit accounts	1,928	1,792	1,252
Bank card fees	309	227	385
Loan fees	763	888	1,496
Income from cash surrender value of life insurance	349	372	318
Other income	39	285	346

Total non-interest income	5,751	5,713	6,128

NON-INTEREST EXPENSE
Salaries and employee benefits	9,075	8,913	8,174
Net occupancy	1,543	1,530	1,527
Equipment and data processing	1,274	1,238	1,301
Other expense	3,328	2,868	2,799

Total non-interest expense	15,220	14,549	13,801

Income before income taxes	6,563	6,874	6,038
Income taxes (note 14)	1,816	2,045	1,760

Net income	$ 4,747	$ 4,829	$ 4,278

Net income per common share	$ 4.28	$ 4.24	$ 3.73

Cash dividends declared per common share	$ 1.600	$ 1.275	$ 1.175

Weighted average common shares outstanding	1,109,238	1,138,701	1,146,765

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2005, 2004 and 2003
Dollars in thousands, except number of shares and per share data

					Accumulated
					Other	Total
	Common		Treasury	Retained	Comprehensive	Shareholders'
	Stock	Surplus	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2002	$14,560	$ 4,024	$(655)	$18,464	$ 1,925	$38,318

Net income, 2003	-	-	-	4,278	-	4,278
Change in net unrealized gain on available
for sale securities, net of tax of $(365)	-	-	-	-	(708)	(708)
Minimum pension liability adjustment,
net of tax of $168	-	-	-	-	326	326

Total comprehensive income (loss)	-	-	-	4,278	(382)	3,896

Sale of 6,552 shares of treasury stock	-	32	246	-	-	278
Repurchase of 9,266 shares of treasury stock	-	-	(394)	-	-	(394)
Cash dividend declared	-	-	-	(1,346)	-	(1,346)

Balance at December 31, 2003	$14,560	$ 4,056	$(803)	$21,396	$ 1,543	$40,752

Net income, 2004	-	-	-	4,829	-	4,829
Change in net unrealized gain on available
for sale securities, net of tax of $(559)	-	-	-	-	(1,086)	(1,086)
Minimum pension liability adjustment,
net of tax of $(220)	-	-	-	-	(427)	(427)

Total comprehensive income (loss)	-	-	-	4,829	(1,513)	3,316

Sale of 4,158 shares of treasury stock	-	1	185	-	-	186
Repurchase of 7,946 shares of treasury stock	-	-	(366)	-	-	(366)
Retirement of treasury stock	(288)	(80)	984	(616)	-	-
Sale of 3,364 shares of common stock	42	122	-	-	-	164
Repurchase of 30,200 shares of
common stock	(377)	(1,126)	-	-	-	(1,503)
Cash dividends declared	-	-	-	(1,457)	-	(1,457)

Balance at December 31, 2004	$13,937	$ 2,973	$ -	$24,152	$ 30	$41,092

Net income, 2005	-	-	-	4,747	-	4,747

Change in net unrealized loss on available
for sale securities, net of tax of $(976)	-	-	-	-	(1,895)	(1,895)
Minimum pension liability adjustment,
net of tax of $(175)	-	-	-	-	(339)	(339)

Total comprehensive income (loss)	-	-	-	4,747	(2,234)	2,513

Sale of 6,125 shares of common stock	77	348	-	-	-	425
Repurchase of 23,397 shares of
common stock	(293)	(1,389)	-	-	-	(1,682)
Cash dividends declared	-	-	-	(1,773)	-	(1,773)

Balance at December 31, 2005	$13,721	$ 1,932	$ -	$27,126	$(2,204)	$40,575

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
Dollars in thousands, except number of shares and per share data

	2005	2004	2003

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$ 4,747	$ 4,829	$ 4,278

Net income

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible assets	47	47	47
Depreciation	663	637	696
Net amortization of premium on investments	426	511	850
Deferred income taxes	331	(260)	(168)
Provision for (recovery of) loan losses	(215)	222	420
Net gain on sales of available for sale securities	(4)	(237)	(558)
Donation of building	55	-	-
Originations of loans held for sale	(8,524)	(8,680)	(47,748)
Proceeds from sale of loans	8,770	9,371	52,232
Net change in other assets	(528)	4	(1,877)
Net change in other liabilities	983	1,171	595
Net change in deferred loan origination fees	(94)	(155)	15

Net cash provided by operating activities	6,657	7,460	8,782

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	2,313	20,857	7,548
Purchase of available for sale securities	(30,777)	(49,885)	(77,508)
Proceeds from maturities and principal payments on available for sale securities	30,483	22,388	40,392
Proceeds from maturities and principal payments on held to maturity securities	170	605	435
Increase in other investments	(2,031)	(1,869)	(818)
Net increase in loans to customers	(45,854)	(23,521)	(59,881)
Net capital expenditures	(1,266)	(491)	(387)
Net increase in cash surrender value of life insurance	(349)	(372)	(208)

Net cash used by investment activities	(47,311)	(32,288)	(90,427)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	30,016	6,528	22,689
Proceeds from long-term borrowings	25,000	29,685	14,000
Repayment of long-term borrowings	(17,749)	(14,139)	(10,443)
Net change in short-term borrowings from Federal Home Loan Bank	2,700	(412)	55,509
Net change in other borrowed funds	3,330	1,552	(621)
Purchase of common and treasury stock	(1,682)	(1,869)	(394)
Sale of treasury stock	-	186	278
Proceeds from stock issuance	425	164	-
Dividends paid	(1,773)	(1,457)	(1,318)

Net cash provided by financing activities	40,267	20,238	79,700

Net decrease in cash and cash equivalents	(387)	(4,590)	(1,945)
Cash and cash equivalents at beginning of year	10,112	14,702	16,647

Cash and cash equivalents at end of year	$ 9,725	$ 10,112	$ 14,702

The accompanying notes are an integral part of these consolidated financial statements.

Dollars in thousands	2005	2004	2003

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	9,414	6,125	6,002
Income taxes paid	1,835	1,950	1,887

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Changes in other comprehensive income:
Net decrease required by Statement of Financial Accounting Standards
No. 115 "Accounting for Certain Investment in Debt and Equity Securities"	$(2,871)	$(1,645)	$(1,073)
Deferred income tax asset thereon	$ 976	$ 559	$ 365
Decrease required by Statement of Financial Accounting Standards
No. 87 "Employers' Accounting of Pensions"	$ (514)	$ (647)	$ 494
Deferred income tax asset thereon	$ 175	$ 220	$ (168)

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

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

Earnings and Cash Dividends per Share

      Earnings per share is based upon the weighted average number of common shares outstanding during each year. In January 2005, the Company increased its cash dividend by 23% and in April 2004, the Company increased its cash dividend by 8%.

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

Other Investment Securities

      Other investment securities consist of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock. These securities are carried at cost, which approximates market value at December 31, 2005 and 2004, and have been evaluated for impairment.

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

At December 31, 2005 and 2004, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined that there was no impairment.

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

Income Taxes

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Reclassifications
Certain 2003 and 2004 balances have been reclassified to conform with the 2005 presentation.

2. CASH AND DUE FROM BANKS

      The Federal Reserve Board requires the Bank to maintain a reserve balance. The amount of this reserve balance as of December 31, 2005 was $698,000. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100,000 insured by the Federal Deposit Insurance Corporation.

3. AVAILABLE FOR SALE SECURITIES
The Company carries available for sale securities at fair value. A summary of the cost and fair values of available for sale securities at December 31, 2005 and 2004 is as follows:

	December 31,

	2005				2004

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Carrying &	Amortized	Unrealized	Unrealized	Carrying &
	Cost	Gains	Losses	Fair Value	Cost	Gains	Losses	Fair Value

	(Dollars in thousands)

Mortgage-backed securities	$ 78,531	$ 59	$(2,110)	$ 76,480	$ 87,131	$ 351	$(445)	$ 87,037
U.S. Treasury securities and other U.S.
Government agencies	23,061	73	(365)	22,769	28,689	321	(140)	28,870
Obligations of states and political
subdivisions	21,646	350	(57)	21,939	11,758	648	-	12,406
Other securities	7,793	3	(132)	7,664	5,887	24	(67)	5,844

Totals	$131,031	$485	$(2,664)	$128,852	$133,465	$1,344	$(652)	$134,157

      The amortized cost and fair value of available for sale debt securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)

Due in one year or less	$ 12,506	$ 12,386
Due after one year through five years	27,674	27,434
Due after five years through ten years	26,634	26,149
Due after ten years	64,217	62,883

Totals	$131,031	$128,852

Mortgage-backed securities are allocated among the above maturity groupings based on their final maturity dates.

      Proceeds from the sale of securities were $2.3 million, $20.9 million, and $7.5 million in 2005, 2004 and 2003, respectively. Gross realized gains were $4,000, $237,000, and $558,000 in 2005, 2004 and 2003, respectively. Gross realized losses were $0 in 2005, 2004 and 2003.

      The fair value and unrealized losses on available for sale securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2005 are as follows:

	December 31, 2005

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)

Description of Securities:
Mortgage-backed securities	$34,666	$(640)	$39,315	$(1,470)	$ 73,981	$(2,110)
U.S. Treasury securities and other
U.S. Government agencies	987	(10)	18,209	(355)	19,196	(365)
Municipal Securities	4,831	(42)	1,411	(15)	6,242	(57)
Other securities	2,992	(10)	4,418	(122)	7,410	(132)

Total	$43,476	$(702)	$63,353	$(1,962)	$106,829	$(2,664)

	December 31, 2004

	Less than 12 Months		12 Months or Longer		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

	(Dollars in thousands)

Description of Securities:
Mortgage-backed securities	$42,008	$(340)	$4,450	$(105)	$46,458	$(445)
U.S. Treasury securities and other
U.S. Government agencies	15,525	(140)	-	-	15,525	(140)
Other securities	2,085	(5)	411	(62)	2,496	(67)

Total	$59,618	$(485)	$4,861	$(167)	$64,479	$(652)

      Available for sale securities consist of marketable securities that the Company anticipates could be made available for sale in response to changes in the market, interest rates, liquidity needs, and changes in funding sources. As of December 31, 2005, there were 36 securities with a fair value of $43.5 million and an unrealized loss of $702,000 that have been in a continuous unrealized loss position for less than 12 months. There were also 48 securities with a 12 month or more continuous unrealized loss position that had a fair value of $63.4 million and unrealized loss of $1,962,000. On a monthly basis, management reviews the unrealized loss position for the Company's portfolio, in addition to industry analyst reports, sector credit ratings and interest rate risk profiles, and has concluded that the impairment was not other than temporary and was primarily due to the volatility of the security's market price.

4. HELD TO MATURITY SECURITIES

The carrying amounts of held to maturity securities for 2005 and 2004 as shown in the Company's consolidated balance sheets, and their approximate fair values at December 31, are as follows:

	December 31,

	2005				2004

		Gross	Gross			Gross	Gross
	Book	Unrealized	Unrealized	Fair	Book	Unrealized	Unrealized	Fair
	Value	Gains	Losses	Value	Value	Gains	Losses	Value

	(Dollars in thousands)

Obligations of states and
political subdivisions	$2,078	$65	$-	$2,143	$2,255	$129	$ -	$2,384

      The amortized cost and fair value of held to maturity securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

		Amortized	Fair
		Cost	Value

		(Dollars in thousands)

Due in one year or less		$ 95	$ 95
Due after one year through five years		463	482
Due after five years through ten years		1416	1458
Due after ten years		104	108

Totals		$2,078	$2,143

Nontaxable interest income on municipal investments was $1,020,000, $686,000, and $709,000 for 2005, 2004 and 2003, respectively.

5. LOANS

      At December 31, 2005 and 2004, loans on nonaccrual status totaled approximately $2.3 million and $1.1 million, respectively. If interest had been accrued on such loans, interest income on loans would have been approximately $97,000, $35,000, and $111,000 higher in 2005, 2004 and 2003, respectively. Loans delinquent by 90 days or more that were still on accrual status at December 31, 2005 and 2004 totaled approximately $186,000 and $318,000, respectively.

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

      The balance of loans to related parties amounted to $2.5 million and $1.5 million in December 31, 2005 and 2004, respectively. New loans granted to related parties in 2005 and 2004 totaled $2.2 million and $1.0 million, respectively; payments and reductions amounted to $1.1million and $694,000 in 2005 and 2004, respectively.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	December 31,

	2005	2004

	(Dollars in thousands)

Real estate
Residential	$225,648	$201,669
Commercial	66,924	58,834
Commercial and industrial	27,919	21,906
Consumer	30,471	23,340
Municipal	4,896	4,202

Total	$355,858	$309,951

6. ALLOWANCE FOR LOAN LOSSES
Analysis of the allowance for loan losses is as follows for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)

Balance, beginning of year	$4,504	$4,339	$3,679
Provision for (recovery of) loan losses	(215)	222	420

Balance before loan charge-offs	4,289	4,561	4,099

Loans charged-off	252	269	188
Less recoveries on loans charged-off	211	212	428

Net loan charge-offs (recoveries)	41	57	(240)

Balance, end of year	$4,248	$4,504	$4,339

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

      Impairment of loans having recorded investments of $2.1 million at December 31, 2005, $1.1 million at December 31, 2004 and $1.4 million at December 31, 2003 have been recognized in conformity with SFAS No. 114, as amended by SFAS No. 118. The average recorded investment in impaired loans during 2005, 2004 and 2003 was $1.7 million, $1.1 million and $1.7 million, respectively. All impaired loans have a related allowance for loan losses. The total allowance for loan losses related to these loans was $377,000, $165,000 and $148,000 at December 31, 2005, 2004 and 2003, respectively. There was $106,000, $36,000, and $21,000 interest income recognized on impaired loans in 2005, 2004 and 2003, respectively.

7. LOAN SERVICING

      The Bank services loans sold to others amounting to $104.3 million and $110.2 million at December 31, 2005 and 2004, respectively. Mortgage servicing rights of $107,000 and $403,000 were capitalized in 2005 and 2004, respectively. Mortgage servicing rights have been written down to their fair value of $619,000 and $806,000 through a valuation allowance at December 31, 2005 and 2004, and are included in other assets. Amortization of mortgage servicing rights was $302,000, $375,000, and $477,000 in 2005, 2004 and 2003, respectively. Gain on loans sold was $100,000, $164,000, and $546,000 in 2005, 2004 and 2003, respectively.

8. PREMISES, FURNITURE AND EQUIPMENT
Detail of bank premises, furniture and equipment is as follows:

	December 31,

	2005	2004

	(Dollars in thousands)

Land	$ 462	$ 463
Buildings and improvements	7,546	6,791
Furniture and equipment	6,446	6,170
Leasehold improvements	504	767

	14,958	14,191
Less accumulated depreciation	8,738	8,519

Premises, furniture and equipment, net	$ 6,220	$ 5,672

      At December 31, 2005, the Bank was obligated under a number of noncancellable leases for premises and equipment that are accounted for as operating leases. Leases for real property contain original terms from 2 to 20 years with renewal options up to 20 years. Management expects that, in the normal course of business, most leases will be renewed or replaced by other leases, or, when available, purchase options may be exercised.

Rental expense was $245,000 in 2005, $257,000 in 2004, and $207,000 in 2003.

The minimum annual lease commitments under noncancellable leases in effect at December 31, 2005 are as follows:

Years Ending December 31,

(Dollars in thousands)

2006	$ 304
2007	277
2008	273
2009	275
2010	275
Thereafter	5,786

Total	$7,190

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

The carrying amount is as follows:

	December 31,

	2005	2004

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323
Accumulated amortization	249	202

Core deposit intangible, net	$ 74	$121

      Amortization expense related to the core deposit intangible for each of the years ended December 31, 2005, 2004 and 2003 amounted to $47,000. The expected amortization expense is estimated to be $47,000 in 2006 and $27,000 in 2007.

10. DEPOSITS
The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was $22.6 million and $18.6 million in 2005 and 2004, respectively.

At December 31, 2005, the scheduled maturities of time deposits were as follows:

Years Ending December 31,

(Dollars in thousands)

2006	$ 84,633
2007	22,953
2008	4,408
2009	3,162
2010	1,324

Total	$116,480

11. BORROWINGS FROM FEDERAL HOME LOAN BANK
Borrowings from the Federal Home Loan Bank are summarized as follows:

			December 31,
	Range of Final	Interest Rates at
	Maturity Dates	December 31, 2005	2005	2004

			(Dollars in thousands)

Fixed	2006 to 2011	2.26% to 6.09%	$104,500	$118,494
Variable	2007 to 2013	2.00% to 7.23%	25,611	1,666

			$130,111	$120,160

      Pursuant to the collateral agreements with the Federal Home Loan Bank (FHLB), borrowings are collateralized by stock in the FHLB, qualifying first mortgage loans and available for sale securities. The Bank has an available line of credit with the FHLB of $5.0 million. The amount of borrowings with a call option totaled $28.5 million at December 31, 2005.

Borrowings at December 31, 2005 mature as follows:

Years Ending December 31,

(Dollars in thousands)

2006	$ 69,200
2007	17,210
2008	33,017
2009	3,746
2010	1,555
Thereafter	5,383

Total	$130,111

12. OTHER BORROWED FUNDS

      Securities sold under agreements to repurchase generally mature within one day from the transaction date. The Bank provides collateral based upon the par value of the underlying securities. At December 31, 2005, securities with a fair value of $26.8 million were pledged to collateralize other borrowed funds. Information concerning securities sold under agreements to repurchase for 2005 is summarized as follows:

	Year Ended December 31, 2005

	(Dollars in thousands)

Average balance during the year	$15,385
Average interest rate during the year	2.25%
Maximum month-end balance during the year	$22,713

13. EMPLOYEE BENEFITS
Pension Plan

      The Company's subsidiary has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees. The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The expected contribution for 2006 is $0 for the pension plan.

      It is the subsidiary's policy to fund the plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

      The accumulated benefit obligation at December 31, 2005, 2004 and 2003 was $6.9 million, $6.5 million, and $5.9 million, respectively. At December 31, 2005 and 2004, the accumulated benefit obligation exceeded the fair value of plan assets. The Company recognized an additional minimum liability equal to the unfunded accumulated benefit obligation of $1,161,000 and $647,000 for the years ended December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, the minimum pension liability adjustment was recorded as a separate component of equity, net of a deferred tax asset of $395,000 and $220,000, respectively.

Pension expense amounted to $40,000, $565,000, and $487,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The measurement dates for the pension plan were January 1, 2005 for purposes of determining the net periodic pension cost and December 31, 2005 for purposes of funded status disclosure.

Plan Assets
The Company's pension plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	December 31,

	2005	2004

	(Dollars in thousands)

Asset Category
Cash and cash equivalents	1%	3%
Fixed income	50%	36%
Domestic equities	39%	61%
International equities	10%	0%

Total	100%	100%

Investment Policies

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

      The Bank utilizes the investment management services of Union Trust Company's Trust Department. The goal of the Union Trust Pension Fund is to provide sufficient funds to pay the pension obligations, which the Bank has incurred for current and future retirees. As such, it should be conservatively managed with the appropriate mix of fixed income and equity securities. On an annual basis, the Fund should obtain sufficient cash to pay all obligations from income, the Bank's contribution or appreciation in the value of the equity portion of the portfolio. Growth in the total value of the Fund will come from excess growth or Bank contribution.

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

-	Expected Long Term Rate of Return:

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

The following table sets forth the estimated future benefit payments for the years indicated for the Company's noncontributory defined benefit pension plan:

	Years Ending December 31,

	(Dollars in thousands)

	2006	$ 286
	2007	295
	2008	307
	2009	353
	2010	366
	2011 through 2015	2,124

Postretirement Benefits Other Than Pensions

      The Company sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees who meet minimum age and service requirements. Active employees accrue benefits over a 25-year period.

      In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") into law. The Act includes the following two new features to Medicare (Medicare Part D) that could affect the measurement of the accumulated postretirement benefit obligation ("APBO") and net periodic postretirement benefit cost for the Plan:

-	A subsidy to plan sponsors that is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000; and

-	the opportunity for a retiree to obtain a prescription drug benefit under Medicare.

      During 2004, the Financial Accounting Standards Board ("FASB") Staff issued FASB Staff Position ("FSP") FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP addresses employers' accounting for the effects of the Act and is effective for the Company beginning in 2005. The accounting for the Act will depend on the Company's assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. Currently, due to the lack of clarifying regulations related to the Act, the Company cannot determine if the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act and, accordingly, the potential impact of applying the FSP is not known.

      The measurement dates for postretirement benefits were January 1, 2005 for the purpose of determining the net periodic postretirement benefit cost and December 31, 2005 for the purpose of funded status disclosure. The expected benefit cost for 2006 is $56,000 for postretirement benefits.

The following table sets forth the estimated future benefit payments for the years indicated for the Company's postretirement health and life insurance program:

Years Ending December 31,

(Dollars in thousands)

2006	$ 56
2007	54
2008	58
2009	64
2010	67
2011 through 2015	354

      The following table sets forth the benefit obligations, fair value of plan assets and funded status for the Company's pension and other postretirement benefit plans at December 31, 2005, 2004 and 2003.

	2005		2004		2003

	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Change in Benefit Obligations
Benefit obligations at beginning of year	$8,384	$ 1,493	$ 7,540	$ 1,564	$ 6,284	$ 1,476
Service cost	-	78	469	68	349	73
Interest cost	426	84	456	89	411	97
Actuarial (gain) loss	(1,637)	(36)	201	(168)	760	(20)
Benefits paid	(309)	(59)	(282)	(60)	(264)	(62)

Benefit obligations at end of year	$ 6,864	$ 1,560	$ 8,384	$ 1,493	$ 7,540	$ 1,564

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,948	$ -	$ 5,911	$ -	$4,280	$ -
Actual return on plan assets	141	-	319	-	624	-
Employer contributions	-	59	-	60	1,271	62
Benefits paid	(309)	(59)	(282)	(60)	(264)	(62)

Fair value of plan assets at end of year	$ 5,780	$ -	$ 5,948	$ -	$ 5,911	$ -

Funded status	$(1,084)	$(1,560)	$(2,436)	$(1,493)	$(1,629)	$(1,564)
Unrecognized net actuarial (gain) loss	1,161	(353)	2,554	(327)	2,314	(163)
Unamortized prior service cost	-	-	(16)	-	(18)	-
Recognized minimum liability	(1,161)	-	(648)	-	-	-
Unrecognized transition net obligation	-	320	-	366	-	412

Net amount recognized	$(1,084)	$(1,593)	$ (546)	$(1,454)	$ 667	$(1,315)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid (accrued) benefit cost before
minimum liability	$ 77	$(1,593)	$ 101	$(1,454)	$ 667	$(1,315)
Minimum pension liability adjustment	(1,161)	-	(647)	-	-	-

Net prepaid (accrued) benefit cost	$(1,084)	$(1,593)	$ (546)	$(1,454)	$ 667	$(1,315)

Net periodic benefit cost includes the following components:

	2005		2004		2003

	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Service cost	$ -	$ 78	$ 469	$ 68	$ 349	$ 73
Interest cost	426	84	456	89	411	97
Expected return on plan assets	(452)	-	(461)	-	(331)	-
Recognized net actuarial (gain) loss	67	(10)	104	(4)	73	(2)
Amortization (accretion) of unrecognized
transition (asset) obligation	-	46	-	46	(13)	46
Amortization of prior service cost	(1)	-	(3)	-	(2)	-

Net periodic benefit cost	$ 40	$ 198	$ 565	$ 199	$ 487	$ 214

Weighted-average assumptions as of December 31 are as follows:

	Year Ended December 31,

	2005		2004		2003

	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits

Discount rate
For determining benefit obligation	5.75%	5.50%	6.00%	5.75%	6.00%	6.00%
For determining benefit cost	6.00%	5.75%	6.00%	6.00%	6.75%	6.75%
Expected return on plan assets	8.00%	-	8.00%	-	8.00%	-
Rate of compensation increase	4.00%	-	4.00%	-	4.00%	-

      For measurement purposes, the annual rates of increase in the per capita health care cost of covered benefits were 12% for 2005. The annual rate of increase in per capita health care costs is assumed to decrease annually by 1% to an ultimate rate of 5% per year in 2012.

      The effects of a one-percentage-point change in the assumed health care cost trend rate on the aggregate service and interest cost components of the net periodic postretirement health care benefit cost and on the postretirement benefit obligation would be:

	Year Ended December 31,

	1 Percentage Point Increase			1 Percentage Point Decrease

	2005	2004	2003	2005	2004	2003

	(Dollars in thousands)

Effect on total service and interest components	$ 17	$ 41	$ 34	$ (13)	$ (31)	$ (26)

Effect on postretirement benefit obligation	$282	$279	$254	$(219)	$(217)	$(200)

401(k) Plan

      The Bank has a 401(k) plan for employees who meet certain service requirements. In 2005, the Bank amended the Plan to include an employer-paid match on amounts deferred by employees and an annual discretionary profit sharing contribution paid by the Bank. In 2005, the plan expenses were $340,000 and $39,000 for the profit sharing and employer-paid match contributions, respectively.

Stock Purchase Plan
The Bank maintains a stock purchase plan which allows qualified employees and directors to acquire stock at fair market value.

14. INCOME TAXES
Income tax expense (benefit) consists of the following:

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)

Federal current	$1,390	$2,166	$1,848
Federal deferred	331	(260)	(168)
State	95	139	80

Total	$1,816	$2,045	$1,760

      The actual tax expense for 2005, 2004 and 2003 differs from the "expected" tax expense for those years (computed by applying the applicable U.S. federal corporate tax rate to income before income taxes) due to the following:

Years Ended December 31,

2005	2004	2003

% of	% of	% of
Pretax	Pretax	Pretax
Amount	Earnings	Amount	Earnings	Amount	Earnings

(Dollars in thousands)

Computed "expected" tax expense	$2,231	34.0%	$2,337	34.0%	$2,053	34.0%
Nontaxable income on obligations of
states and political subdivisions	(402)	(6.1%)	(259)	(3.8%)	(276)	(4.6%)
Cash surrender value of life insurance	(106)	(1.6%)	(126)	(1.8%)	(124)	(2.0%)
Other	93	1.4%	93	1.4%	107	1.7%

Total	$1,816	27.7%	$2,045	29.8%	$1,760	29.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented as follows:

December 31,

2005	2004

(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$1,273	$1,340
Deferred compensation	332	271
Postretirement benefits	557	505
Minimum pension liability	395	220
Unrealized loss on available for sale securities	741	-
Other	67	-

Deferred tax assets	$3,365	$2,336

Deferred Tax Liabilities
Unrealized gain on available for sale securities	$ -	$ 235
Deferred origination fees	71	89
Premises, furniture and equipment, principally
due to differences in depreciation	371	395
Mortgage servicing rights	210	274
Other	-	511

Deferred tax liabilities	$ 652	$1,504

      The Bank has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $3.5 million at December 31, 2005. The deferred tax asset and liability are included in other assets and other liabilities in the balance sheet at December 31, 2005 and 2004.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 2005, the most recent notification from the Federal Reserve Board categorized the Bank as well capitalized under the regulatory framework. To be so categorized, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. Management believes no conditions or events that would alter the Bank's categorization have occurred since the Board's notification.

The actual capital amounts and ratios for the Company and the Bank as of December 31, 2005 and 2004 are presented in the table below:

	December 31, 2005

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

Total capital (to risk weighted assets)
Consolidated	$39,456	12.75%	> or = $24,763	> or = 8.0%	N/A	N/A
Union Trust Company	39,315	12.70	> or = 24,767	> or = 8.0	> or = $30,959	> or = 10.0%

Tier I capital (to risk weighted assets)
Consolidated	$35,582	11.50%	> or = $12,381	> or = 4.0%	N/A	N/A
Union Trust Company	35,439	11.45	> or = 12,384	> or = 4.0	$18,575	> or = 6.0%

Tier I capital (to average assets)
Consolidated	$35,582	6.83%	> or = $20,838	> or = 4.0%	N/A	N/A
Union Trust Company	35,439	6.80	> or = 20,840	> or = 4.0	> or = $26,050	> or = 5.0%

	December 31, 2004

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

Total capital (to risk weighted assets)
Consolidated	$38,443	12.39%	> or = $24,819	> or = 8.0%	N/A	N/A
Union Trust Company	38,053	12.52	> or = 24,308	> or = 8.0	> or = $30,385	> or = 10.0%

Tier I capital (to risk weighted assets)
Consolidated	$34,557	11.14%	> or = $12,409	> or = 4.0%	N/A	N/A
Union Trust Company	34,246	11.27	> or = 12,154	> or = 4.0	> or = $18,231	> or = 6.0%

Tier I capital (to average assets)
Consolidated	$34,557	7.19%	> or = $19,236	> or = 4.0%	N/A	N/A
Union Trust Company	34,246	7.13	> or = 19,223	> or = 4.0	> or = $24,029	> or = 5.0%

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

At December 31, 2005 and 2004, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Contract Amount

	2005	2004

	(Dollars in thousands)

Commitments to extend credit	$62,394	$50,628
Standby letters of credit	186	211
Unadvanced portions of construction loans	7,952	10,154

Total	$70,532	$60,993

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

      The Bank grants residential, commercial and consumer loans principally to customers in Maine's Hancock, Washington, Waldo, Knox and Lincoln counties. Although the loan portfolio is diversified, a substantial portion of the debtors' ability to honor their contracts depends upon local economic conditions, especially in the real estate sector. At December 31, 2005, there were no borrowers whose total indebtedness to the Bank exceeded regulatory limits.

The consolidated balance sheets do not include various contingent liabilities such as liabilities for assets held in trust. Management does not anticipate any loss as a result of these contingencies.

17. LITIGATION

      At December 31, 2005, the Company was involved in litigation arising from normal banking, financial and other activities of the Bank. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition.

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

Cash and cash equivalents
The fair value of cash, due from banks and federal funds sold approximates their relative book values at December 31, 2005 and 2004, as these financial instruments have short maturities.

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

A summary of the fair values of the Company's significant financial instruments at December 31, 2005 and 2004 follows:

	December 31,

	2005		2004

	Carrying	Estimate of	Carrying	Estimate of
	Value	Fair Value	Value	Fair Value

	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$ 9,725	$ 9,725	$ 10,112	$ 10,112
Securities, available for sale	128,852	128,852	134,157	134,157
Securities, held to maturity	2,078	2,143	2,255	2,384
Other investment securities	9,758	9,758	7,727	7,727
Loans, net	351,610	352,313	305,447	312,728
Loans held for sale	-	-	246	246
Accrued interest receivable	2,350	2,350	1,895	1,895
Bank owned life insurance	8,762	8,762	8,413	8,413
Mortgage servicing rights	619	1,089	806	1,113

LIABILITIES
Deposits	$334,998	$334,093	304,982	304,936
Accrued interest payable	892	892	611	611
Borrowings from Federal Home Loan Bank	130,111	129,929	120,160	120,991
Other borrowed funds	17,584	17,584	14,254	14,254

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table provides a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004. Certain balances from the prior quarters have been reclassified to conform with the fourth quarter 2005 presentation. Basic earnings per share have been restated to reflect the Company's 2-for-1 stock split, in the form of a 100% stock dividend, paid on March 21, 2005.

	2005				2004

	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands, except per share data)

Interest income	$5,966	$6,338	$6,537	$6,671	$5,363	$5,350	$5,644	$5,734
Interest expense	1,948	2,333	2,541	2,873	1,400	1,458	1,579	1,722

Net interest income	4,018	4,005	3,996	3,798	3,963	3,892	4,065	4,012
Provision for (recovery of)
loan losses	(215)	-	-	-	69	90	38	25

Net interest income after
provision for (recovery
of) loan losses	4,233	4,005	3,996	3,798	3,894	3,802	4,027	3,987
Non-interest income	1,307	1,505	1,447	1,492	1,544	1,451	1,398	1,320
Non-interest expense	3,771	3,754	3,741	3,954	3,556	3,591	3,625	3,777

Income before taxes	1,769	1,756	1,702	1,336	1,882	1,662	1,800	1,530
Income taxes	545	504	508	259	605	468	549	423

Net income	$1,224	$1,252	$1,194	$1,077	$1,277	$1,194	$1,251	$1,107

Basic earnings per share	$ 1.10	$ 1.12	$ 1.08	$ 0.98	$ 1.12	$ 1.04	$ 1.09	$ 0.99

20. PARENT-ONLY CONDENSED FINANCIAL STATEMENTS
The condensed financial statements of Union Bankshares Company as of December 31, 2005 and 2004 and for each of the years ended December 31, 2005, 2004 and 2003 are presented as follows:

BALANCE SHEETS
December 31, 2005 and 2004
Dollars in thousands		2005	2004

ASSETS
Cash		$ 52	$ 207
Investment in subsidiary		34,053	34,353
Core deposit intangible		74	121
Goodwill		6,305	6,305
Other assets		590	477

Total assets		$41,074	$41,463

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable		$ 439	$ 371
Other liabilities		60	-
Shareholders' equity		40,575	41,092

Total liabilities and shareholders' equity		$41,074	$41,463

STATEMENTS OF INCOME
Years ended December 31, 2005, 2004 and 2003
Dollars in thousands	2005	2004	2003

Dividend income	$2,954	$3,270	$1,503
Equity in undistributed earnings of subsidiary	1,934	1,701	2,410
Other income	-	-	471

Total income	4,888	4,971	4,384
Operating expenses	141	142	106

Net income	$4,747	$4,829	$4,278

STATEMENTS OF CASH FLOWS
Years ended December 31, 2005, 2004 and 2003
Dollars in thousands	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 4,747	$ 4,829	$ 4,278

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Undistributed earnings of subsidiary	(1,934)	(1,701)	(2,410)
Amortization	47	47	47
Gain on sale of stock	-	-	(410)
Increase in other assets	(112)	(29)	(30)
Increase (decrease) in other liabilities	127	18	(57)

Net cash provided by operating activities	2,875	3,164	1,418

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in Union Trust Company	-	-	(883)
Proceeds from sale of stock	-	-	882

Net cash used by investing activities	-	-	(1)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,773)	(1,457)	(1,318)
Purchase of common and treasury stock	(1,682)	(1,869)	(394)
Sale of treasury stock	-	186	277
Proceeds from stock issuance	425	164	-

Net cash used by financing activities	(3,030)	(2,976)	(1,435)

Net (decrease) increase in cash	(155)	188	(18)
Cash at beginning of year	207	19	37

Cash at end of year	$ 52	$ 207	$ 19

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Changes in other comprehensive income:
Net decrease in net unrealized gain on
available for sale securities	$(1,895)	$(1,086)	$ (708)
Net increase (decrease) from minimum
pension liability adjustment	$ (339)	$ (427)	$ 326

21. SUBSEQUENT EVENT

      On February 17, 2006, the Company completed a private placement of $8.0 million of trust preferred securities, through a newly formed Delaware trust affiliate, Union Bankshares Capital Trust I (the "Trust"). As part of this transaction, the Company issued an aggregate principal amount of $8,248,000 of 30-year junior subordinated deferrable interest debt securities to the Trust. The debt securities were issued pursuant to the terms of an Indenture dated as of February 17, 2006, between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee. Under regulatory capital requirements, trust preferred securities, within certain limitations, qualify as Tier I capital. The Company raised capital through the Trust as support for asset growth.

      The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture.

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

None.

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

      The Company has adopted a Code of Ethics, which applies to the Company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions for the Company. Our Code of Ethics meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. On January 18, 2006, the Board of Directors of Union Bankshares Company (the "Board") amended and restated the Code of Ethics of Union Bankshares Company. The Company filed the Amended and Restated Code of Ethics with the SEC as an exhibit to the Current Report on Form 8-K filed on January 23, 2006.

Copies of the Code of Ethics are available free of charge upon written request to Sally J. Hutchins, Clerk, Union Bankshares Company, P.O. Box 479, Ellsworth, Maine 04605.

ITEM 11. EXECUTIVE COMPENSATION

      The information included in the Proxy Statement under the captions "Compensation of Directors and Executive Officers" "Report of the Compensation Committee" and "Performance Graph" is incorporated herein by reference.

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

Consolidated Balance Sheets - December 31, 2005 and 2004;
Consolidated Statements of Income - Years Ended December 31, 2005, 2004 and 2003;
Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2005, 2004 and 2003;
Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003; and
Notes to Consolidated Financial Statements.

(b)	Exhibits

	Exhibit No.	Description

	*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
	**3.2	Amended and Restated Bylaws of the Company
	***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
	****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
	****10.2	Deferred Compensation Agreements for the Executive Officers of the Bank
	****10.3	Salary Continuation Agreements for the Executive Officers of the Bank
	***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.
***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

	13	2005 Annual Report to Shareholders
	*****14	Amended and Restated Code of Ethics of the Company
	21	Subsidiaries of the Company
	31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
	31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
	32.1	Section 1350 Certification of the CEO
	32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 23, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 15, 2006	UNION BANKSHARES COMPANY

	By:	/s/ Peter A. Blyberg

Peter A. Blyberg
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2006

NAME	TITLE	DATE

/s/ Peter A. Blyberg	Director, President and Chief	March 15, 2006
Executive Officer
Peter A. Blyberg	(Principal Executive Officer)

/s/ Timothy R. Maynard	Senior Vice President and Chief	March 15, 2006
Financial Officer
Timothy R. Maynard	(Principal Financial Officer)

/s/ Arthur J. Billings	Director	March 15, 2006

Arthur J. Billings

/s/ Blake B. Brown	Director	March 15, 2006

Blake B. Brown

/s/ Peter A. Clapp	Director	March 15, 2006

Peter A. Clapp

/s/ Samuel G. Cohen	Director	March 15, 2006

Samuel G. Cohen

/s/ Sandra H. Collier	Director	March 15, 2006

Sandra H. Collier

/s/ Robert B. Fernald	Director	March 15, 2006

Robert B. Fernald

Director
Douglas A. Gott

/s/ James L. Markos, Jr.	Director	March 15, 2006

James L. Markos, Jr.

Harry E. Mikkelsen	Director

/s/ Stephen C. Shea	Director	March 15, 2006

Stephen C. Shea

/s/ Robert W. Spear	Director	March 15, 2006

Robert W. Spear

/s/ Karen W. Stanley	Director	March 15, 2006

Karen W. Stanley

/s/ Paul L. Tracy	Director	March 15, 2006

Paul L. Tracy

Exhibit Index

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")

**3.2	Amended and Restated Bylaws of the Company

***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.

****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")

****10.2	Deferred Compensation Agreements for the Executive Officers of the Bank

****10.3	Salary Continuation Agreements for the Executive Officers of the Bank

***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.

***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

13	2005 Annual Report to Shareholders

*****14	Amended and Restated Code of Ethics of the Company

21	Subsidiaries of the Company

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1	Section 1350 Certification of the CEO

32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 23, 2006.

