Form 10-Q
period 2006-03-31
UNION BANKSHARES CO/ME
filed 2006-05-15
CIK 745083

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes [ ] No [X]

As of May 2, 2006, there were 1,092,583 shares of the registrant's common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

Part I. Financial Information		Page #

Item 1.	Financial Statements (Unaudited)

	Report of Independent Registered Public Accounting Firm	1

	Consolidated Balance Sheets -
	March 31, 2006 and 2005 and December 31, 2005	2

	Consolidated Statements of Income -
	Three months ended March 31, 2006 and 2005	3

	Consolidated Statements of Changes in Shareholders' Equity -
	Three months ended March 31, 2006 and 2005	4

	Consolidated Statements of Cash Flows -
	Three months ended March 31, 2006 and 2005	5

	Condensed Notes to Consolidated Financial Statements - March 31, 2006	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	20

Signatures		21

i

Part I. Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Union Bankshares Company:

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company as of March 31, 2006 and 2005, and for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
May 9, 2006

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares and per share data)

	March 31,	March 31,	December 31,
	2006	2005	2005

	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$ 11,061	$ 7,217	$ 9,725
Securities, available for sale, at market	137,566	144,041	128,852
Securities, held to maturity, at cost (market value $2,033, $2,346, and $2,143 at March 31, 2006, March 31, 2005 and
December 31, 2005, respectively)	1,982	2,253	2,078
Other investment securities, at cost which approximates
market value	9,258	9,154	9,758
Loans held for sale	355	-	-

Loans	363,595	328,012	355,858
Less allowance for loan losses	4,283	4,268	4,248

Net loans	359,312	323,744	351,610

Premises, furniture and equipment, net	6,412	5,664	6,220
Goodwill	6,305	6,305	6,305
Bank owned life insurance	8,848	8,483	8,762
Other assets	6,840	8,135	6,573

Total assets	$547,939	$514,996	$529,883

LIABILITIES
Demand deposits	$ 41,366	$ 40,459	$ 49,006
NOW deposits	73,016	60,769	72,899
Money market accounts	22,307	28,509	22,990
Savings deposits	67,668	68,755	73,623
Certificates of deposit	112,845	91,365	116,480

Total deposits	317,202	289,857	334,998
Borrowings from Federal Home Loan Bank	162,424	164,160	130,111
Junior subordinated debt securities	8,248	-	-
Other borrowed funds	12,991	12,633	17,584
Other liabilities	6,647	7,824	6,615

Total liabilities	507,512	474,474	489,308

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued and outstanding 1,090,986 shares at March 31, 2006 and
1,097,666 shares at December 31, 2005. Authorized 1,200,000
shares, issued and outstanding 1,116,330 shares at March 31, 2005.	13,637	13,954	13,721
Surplus	1,581	3,041	1,932
Retained earnings	27,499	24,916	27,126
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net
of deferred tax asset of $772 at March 31, 2006, $496 at
March 31, 2005 and $741 at December 31, 2005.	(1,524)	(962)	(1,438)
Minimum pension liability adjustment, net of deferred tax
asset of $395 at March 31, 2006, $220 at March 31, 2005 and
$395 at December 31, 2005.	(766)	(427)	(766)

Total shareholders' equity	40,427	40,522	40,575

Total liabilities and shareholders' equity	$547,939	$514,996	$529,883

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except number of shares and per share data)

	Three months ended
	March 31,
	2006	2005

	(Unaudited)	(Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,417	$4,403
Interest and dividends on investments	1,517	1,563

Total interest and dividend income	6,934	5,966

INTEREST EXPENSE
Interest on deposits	1,513	826
Interest on borrowed funds	1,647	1,122

Total interest expense	3,160	1,948

Net interest income	3,774	4,018
Recovery of loan losses	-	(215)

Net interest income after recovery of loan losses	3,774	4,233

NON-INTEREST INCOME
Net gains on sales of investment securities	-	4
Financial services fees and commissions	621	609
Service charges and fees on deposit accounts	442	450
Bankcard fees	76	61
Loan fees	150	160
Income from cash surrender value of life insurance	87	70
Other income	2	(47)

Total non-interest income	1,378	1,307

NON-INTEREST EXPENSE
Salaries and employee benefits	2,464	2,224
Net occupancy	386	408
Equipment and data processing	290	322
Other expense	905	817

Total non-interest expense	4,045	3,771

Income before income taxes	1,107	1,769
Income taxes	273	545

Net income	$ 834	$1,224

Net income per common share	$ 0.76	$ 1.10

Cash dividends declared per common share	$ 0.40	$0.40

Weighted average common shares outstanding	1,096,208	1,116,247

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except number of shares and per share data)

				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Shareholders'
	Stock	Surplus	Earnings	Income (Loss)	Equity

Balance at December 31, 2004	$13,937	$2,973	$24,152	$ 30	$41,092
Net income, three months ended March 31, 2005	-	-	1,224	-	1,224
Change in net unrealized gain on available
for sale securities, net of tax of $731	-	-	-	(1,419)	(1,419)

Total comprehensive loss	-	-	1,224	(1,419)	(195)

Sale of 1,992 shares of common stock	25	98	-	-	123
Repurchase of 600 shares of common stock	(8)	(30)	-	-	(38)
Cash dividends declared	-	-	(460)	-	(460)

Balance at March 31, 2005	$13,954	$3,041	$24,916	$(1,389)	$40,522

Balance at December 31, 2005	$13,721	$1,932	$27,126	$(2,204)	$40,575

Net income, three months ended March 31, 2006	-	-	834	-	834
Change in net unrealized loss on available
for sale securities, net of tax of $31	-	-	-	(86)	(86)

Total comprehensive income	-	-	834	(86)	748

Sale of 2,204 shares of common stock	27	117	-	-	144
Repurchase of 8,884 shares of common stock	(111)	(468)	-	-	(579)
Cash dividends declared	-	-	(461)	-	(461)

Balance at March 31, 2006	$13,637	$1,581	$27,499	$(2,290)	$40,427

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except number of shares and per share data)

	Three months ended March 31,
	2006	2005

	(Unaudited)	(Unaudited)

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net income	$ 834	$ 1,224

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible assets	12	12
Depreciation	154	161
Net amortization of premium on investments	78	113
Deferred income taxes	(47)	-
Recovery of loan losses	-	(215)
Net gain on sales of available for sale securities	-	(4)
Originations of loans held for sale	(996)	(1047)
Proceeds from sale of loans	641	1,293
Net change in other assets	(383)	(126)
Net change in other liabilities	183	688
Net change in deferred loan origination fees	(9)	(29)

Net cash provided by operating activities	467	2,070

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	170	2,313
Purchase of available for sale securities	(12,866)	(20,950)
Proceeds from maturities and principal payments on available for sale securities	3,796	6,496
Proceeds from maturities and principal payments on held to maturity securities	95	-
Net change in other investments	500	(1,427)
Net increase in loans to customers	(7,693)	(18,053)
Net capital expenditures	(345)	(153)
Net increase in cash surrender value of life insurance	(86)	(70)

Net cash used by investment activities	(16,429)	(31,844)

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(17,796)	(15,125)
Proceeds from long-term borrowings	-	25,000
Repayment of long-term borrowings	(787)	(5,200)
Net change in short-term borrowings from Federal Home Loan Bank	33,100	24,200
Net change in other borrowed funds	(4,593)	(1,621)
Issuance of junior subordinated debt securities	8,248	-
Purchase of common stock	(579)	(38)
Proceeds from stock issuance	144	123
Dividends paid	(439)	(460)

Net cash provided by financing activities	17,298	26,879

Net increase (decrease) in cash and cash equivalents	1,336	(2,895)
Cash and cash equivalents at beginning of year	9,725	10,112

Cash and cash equivalents at end of period	$11,061	$ 7,217

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America from interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

Earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Note 3. Stock Repurchase Program

      The Stock Repurchase Program, as originally adopted on April 14, 2002, provided for the repurchase of up to 57,700 shares or up to 5% of the Company's then-outstanding common stock. On October 27, 2004, the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares or 7.5% of its outstanding common stock as of the Program's original adoption date. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of March 31, 2006, the Company had repurchased a total of 88,613 shares of its stock since the Program's inception. The Company repurchased 8,884 shares as part of this program at an average price of $65.15 during the first quarter of 2006.

Note 4. Mortgage Servicing Rights

      Capitalized mortgage servicing rights are recognized, in accordance with Statement of Financial Accounting Standards (SFAS) No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three months ended
	March 31,

	2006	2005

	(Dollars in thousands)

Balance of loans serviced for others at March 31,	$103,060	$105,475

Mortgage Servicing Rights:
Balance at beginning of year	$ 619	$ 806
Mortgage servicing rights capitalized	14	33
Amortization charged against mortgage servicing income	(71)	(81)
Change in valuation allowance	-	(8)

Balance at end of period	$ 562	$ 750

Valuation Allowance:
Balance at beginning of year	$ 4	$ 13
Increase in impairment reserve	-	8

Balance at end of period	$ 4	$ 21

Note 5. Core Deposit Intangible

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

	March 31,	March 31,		December 31,
	2006	2005		2005

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323		$323
Accumulated amortization	261	214		249

Core deposit intangible, net	$ 62	$109		$ 74

      Amortization expense related to the core deposit intangible amounted to $12,000 for the three months ended March 31, 2006 and March 31, 2005. The expected amortization expense is estimated to be $47,000 each year through December 31, 2006 and $27,000 in 2007.

Note 6. Employee Benefits

      The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees who are at least 21 years of age and have completed one year of service. Plan benefits generally are based on years of service and average compensation.

      The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The Company made no pension plan contributions during the three month periods ended March 31, 2006 and 2005. The expected pension contribution for the Company for 2006 is $0.

      The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees who meet minimum age and service requirements. Active employees accrue benefits over a 25-year period.

Net periodic benefit cost of these plans includes the following components:

	Three months ended March 31,

	2006		2005

	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits

	(Dollars in thousands)

Service cost	$ -	$ 19	$ -	$ 19
Interest cost	98	21	125	21
Expected return on plan assets	(98)	-	(118)	-
Recognized net actuarial (gain) loss	8	(3)	27	(3)
Amortization of unrecognized transition obligation	-	12	-	12
Amortization of prior service cost	-	-	(1)	-

Net periodic benefit cost	$ 8	$ 49	$ 33	$ 49

Note 7. Reclassification

      Certain items from the prior year were reclassified in the financial statements to conform with the current year presentation. The reclassifications do not have a material impact on the balance sheet and income statement presentation.

Note 8. Trust Preferred Securities

      On February 17, 2006, Union Bankshares Capital Trust I (the "Trust"), a Delaware trust affiliate formed by the Company completed a private placement of $8.0 million of trust preferred securities, (liquidation amount of $1,000 per security) as part of a pooled capital securities transaction. The Trust also issued common securities totaling $248,000 to the Company. The Trust used the proceeds from the trust preferred securities and the common securities to purchase an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities of the Company. The Company has contributed $3.0 million of the proceeds from the issuance of the subordinated debt securities to the Bank as Tier 1 Capital to support the Bank's growth. For the first five years after issuance, the debt securities will bear interest at a Blended Rate equal to the sum of (1) the product of (a) 50% times (b) the floating three month LIBOR plus 1.42% (the "Variable Rate") plus (2) the product of (a) 50% times (b) the 5 year interest rate swap rate fixed two business days prior to closing plus 1.42% (the "Fixed Rate"). Therefore, for the first five years after issuance, the Variable Rate portion of the Blended Rate will float in relation to the floating three month LIBOR rate and the Fixed Rate portion of the Blended Rate will be fixed. The debt securities were issued pursuant to the terms on the Indenture dated as of February 17, 2006, between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee.

      The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. So long as an "Event of Default" has not occurred and is continuing under the Indenture, the Company has the right to defer payments of interest on the debt securities by extending the interest payment period on the debt securities for up to 20 consecutive quarterly periods. At March 31, 2006, the Blended Rate was 6.32%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture. Special redemption events relate to the regulatory capital treatment of the issuance, the Trust being deemed an investment company, and the occurrence of certain tax events.

      The debt securities are the sole assets of the Trust. The Trust issued an aggregate principal amount of $8.0 million of capital securities with a floating interest rate corresponding to that of the debt securities to an unaffiliated pooled investment vehicle. The payments of distributions on and redemption of liquidation of the trust preferred securities issued by the Trust are guaranteed by the Company pursuant to a Guarantee Agreement dated as of February 17, 2006, executed and delivered by the Company and Wells Fargo Bank, National Association, the Guarantee Trustee, for the benefit of the holders of the trust preferred securities.

Note 9. Recent Accounting Developments

      SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment to FASB Statement No. 140", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the "Company") at March 31, 2006 and 2005 and December 31, 2005, and the consolidated results of operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Forward Looking Statements

      This Form 10-Q contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

*	The Company's loan portfolio includes loans with a higher risk of loss.
*	If the Company's allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.
*	Changes in interest rates could adversely affect the Company's results of operations and financial condition.
*	The local economy may affect future growth possibilities.
*	The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.
*	The Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations.
*	Competition in the Bank's primary market area may reduce its ability to attract and retain deposits and originate loans.
*

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

*

The Company's Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company's common stock to decline.

*	The Company may not be able to pay dividends in the future in accordance with past practice.

      This list of important factors is not exclusive. Any or all of the forward looking statements in this report and in any other public statements made by the Company may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward looking statement can be guaranteed. The Company and its wholly-owned subsidiary, Union Trust Company (the "Bank"), disclaim any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

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

Executive Overview

      Net income decreased $390,000, or 32%, for the quarter ended March 31, 2006 compared to the first quarter last year. The following were significant factors contributing to the results for the first quarter of 2006:

*	Net interest income decreased $244,000, or 6%, primarily resulting from continued pressure on the Company's net interest margin, offset in part by continued growth in interest earning assets.
*

Non-interest income increased $71,000, or 5%, primarily due to continued growth in financial services fees and commissions, bankcard fees, income from cash surrender value of life insurance and other income, partially offset by a decrease in loan fees and service charges and fees on deposit accounts.

*	Non-interest expense increased $274,000, or 7%, primarily due to increases in salaries and employee benefits and advertising expense.
*	Comparing March 31, 2006 and 2005, loans increased by $35.6 million, or 11%.
*	Comparing March 31, 2006 and 2005, deposits increased by $27.3 million, or 9%.

Results of Operations

      Net Income. Net income for the three months ended March 31, 2006 was $834,000, a decrease of $390,000, as compared with net income of $1.2 million for the first quarter of 2005. Earnings per share were $0.76 and $1.10, respectively, for the three months ended March 31, 2006 and March 31, 2005. Annualized return on average equity ("ROE") and return on average assets ("ROA") for the first three months of the year were 8.18% and 0.62%, respectively. Annualized ROE and ROA were 11.87% and .98%, respectively, for the same period in 2005. During the first quarter of 2005, earnings were positively impacted by a reduction in the allowance for loan losses that resulted in the Company recording a net benefit of $215,000. Excluding the reduction in the allowance for loan losses annualized ROE and ROA would have been 10.42% and .86%, respectively, for the first three months ended March 31, 2005.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. On a fully tax-equivalent basis, net interest income decreased by $231,000 to $3.9 million. The Company's net interest margin declined 40 basis points to 3.18% for the three months ended March 31, 2006 compared to 3.58% for the same period a year ago. The continued compression in the net interest margin can be attributed to higher deposit costs and increases in the cost of borrowings, without a proportional increase in the yields on loans and investments. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 49 basis points to 2.85% for the first quarter of 2006 as compared to the first quarter of 2005.

      The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin. For purposes of this table and the following discussion, income from interest-earning assets and net interest income are presented on a fully taxable equivalent basis and nonaccrual loans have been included in average balances only.

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax-Equivalent Basis)

	Three months ended March 31,

	2006			2005

	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$142,110	$1,655	4.72%	$151,302	$1,686	4.52%
Loans, gross (excludes loans held for sale ) (1)	359,400	5,439	6.14%	315,267	4,427	5.64%

Total interest earning assets	501,510	$7,094	5.74%	466,569	$6,113	5.28%

Other assets:	8,710			9,457
Cash and due from banks	23,929			24,216

Other assets	$534,149			$500,242

Liabilities
Deposits:
NOW deposits	$ 72,425	$ 182	1.02%	$ 64,219	$ 58	0.36%
Money market accounts	22,921	85	1.51%	30,118	67	0.91%
Savings deposits	70,339	266	1.53%	69,841	148	0.86%
Time deposits	116,531	980	3.41%	90,813	553	2.47%

Total interest bearing deposits	282,216	1,513	2.18%	254,991	826	1.31%
Borrowings:
Federal Home Loan Bank borrowings	142,265	1,497	4.26%	139,226	1,049	3.06%
Junior subordinated debt securities	3,941	59	6.11%	-	-	0.00%
Other borrowed funds	14,886	91	2.49%	13,663	73	2.16%

Total borrowings	161,092	1,647	4.15%	152,889	1,122	2.98%

Total interest bearing liabilities	443,308	$3,160	2.89%	407,880	$1,948	1.94%

Non-Interest Bearing Liabilities
& Shareholders' Equity:
Demand deposits	43,779			43,427
Other liabilities	6,268			7,672
Shareholders' equity	40,794			41,263

	$534,149			$500,242

Net interest income (1)		$3,934			$4,165

Net interest rate spread (2)			2.85%			3.34%

Net interest margin (2)			3.18%			3.58%

Supplemental Information:
Total deposits, including demand deposits	$325,995	$1,513		$298,418	$ 826

Cost of total deposits			1.88%			1.12%
Total funding liabilities, including demand deposits	$487,087	$3,160		$451,307	$1,948

Cost of funding liabilities			2.63%			1.75%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $160,000 and $147,000 for the three months ended March 31, 2006 and 2005, respectively.
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

Analysis of Changes in Interest Income and Expense

	Three months ended March 31, 2006 vs. 2005

			Rate/
	Volume	Rate	Volume	Total

	(Dollars in thousands)
Interest Earning Assets
Investment securities (1)	$(102)	$ 76	$ (5)	$ (31)
Loans, gross (excludes
loans held for sale) (1) (2)	620	344	48	1,012

Total interest earning assets	$ 518	$ 420	$ 43	$ 981

Interest Bearing Liabilities
NOW deposits	$ 7	$ 103	$ 14	$ 124
Money market accounts	(16)	45	(11)	18
Savings deposits	1	115	2	118
Time deposits	156	212	59	427

Total deposits	148	475	64	687

FHLB borrowings	23	415	10	448
Junior subordinated debt securities	-	-	59	59
Other borrowed funds	7	11	-	18

Total borrowings	30	426	69	525

Total interest bearing liabilities	$ 178	$ 901	$133	$1,212

Net change in net interest income	$ 340	$(481)	$ (90)	$ (231)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $160,000 and $147,000 for the three months ended March 31, 2006 and 2005, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      The average balance of interest-earning assets for the first three months of 2006 amounted to $501.5 million, an increase of $34.9 million, or 7%, over the same period in 2005. Average loan balances increased $44.1 million, or 14%. Average investment securities decreased by $9.2 million, or 6%, as cash flows from maturing investments were used to fund continued growth in the loan portfolio. The yield on interest-earning assets increased 46 basis points to 5.74% for the first three months in 2006, compared to 5.28% for the same period in 2005. The yield on loans increased 50 basis points from 5.64% to 6.14% and the yield on investments also increased 20 basis points to 4.72% for the three months ended March 31, 2006.

      The average balance of interest-bearing liabilities for the first quarter of 2006 was $443.3 million, an increase of $35.4 million, or 9%, over the same period in 2005. Average interest-bearing deposits increased $27.2 million, or 11%, to $282.2 million for the three months ended March 31, 2006 compared to the same period in 2005. Average time deposits grew by $25.7 million, or 28%, for the three months ended March 31, 2006; of this increase, $21.6 million were from brokered time certificates of deposit. Average borrowings for the three months ended March 31, 2006 were $161.1 million compared to $152.9 million for the same period in 2005, an increase of $8.2 million, or 5%. The increase in borrowings was due to the issuance of $8.2 million of junior subordinated debt securities,related to our issuance of trust preferred securities, (see Note 8 to the Condensed Notes to Consolidated Financial Statements included in Item 1). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The cost of interest-bearing liabilities, or cost of funds, increased to 2.89% during the three months ended March 31, 2006, an increase of 95 basis points over the three months ended March 31, 2005. The increase in cost of funds is, in part, attributable to a 117 basis points increase in the cost of borrowings during the first three months of 2006 compared to the same period in 2005. Interest expense on the subordinated debt securities for the three months ended March 31, 2006 was $59,000 as compared to $0 for the three months ended March 31, 2005. The cost of interest-bearing deposits also increased 87 basis points during the first three months of 2006 compared to the same period in 2005, primarily resulting from upward competitive pricing pressure on deposits, due in part to the rising interest rate environment. Additionally, the growth in deposits over the prior year was in certificates of deposit, which are typically higher costing than other core sources of funding.

      Provision for Loan Losses. The provision for loan losses represents the charge to expense required to maintain an adequate level of allowance for loan losses. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods include a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes and other qualitative considerations.

      During the first three months of 2006, the Company did not record any provision for loan losses compared to recording a net provision benefit of $215,000 during the first three months of 2005. Asset quality remains sound with nonperforming assets of $2.2 million, or .39% of total assets at March 31, 2006 compared to $2.4 million, or .46% of total assets at December 31, 2005. The Company had net recoveries of $35,000 during the first three months of 2006 as compared to net charge-offs of $21,000 during the first three months of 2005. Total net charge offs (recoveries) as a percent of total loans was (.01%) for the three months ended March 31, 2006 compared to .01% for the three months ended March 31, 2005.

      Management believes that the level of allowance for loan losses at March 31, 2006, of $4.3 million, or 1.18% of total loans outstanding, is adequate. As a percentage of total loans outstanding, the allowance for loan losses, of $4.3 million was 1.30% as of March 31, 2005.

      Non-Interest Income. Non-interest income increased by $71,000, or 5%, to $1.4 million for the three months ended March 31, 2006 compared to the same period last year. Bankcard fees increased $15,000, or 25%, earnings on bank-owned life insurance increased $17,000, or 24%, and other income increased $49,000 over the same period last year. Partially offsetting these increases was a decline in loan fees by $10,000, or 6%, primarily due to a continued reduction in the sales volume of residential mortgage loans and related gains.

      Non-Interest Expense. Total non-interest expense, which consists primarily of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense increased $274,000, or 7%, to $4.0 million for the three months ended March 31, 2006 compared to $3.8 million for the three months ended March 31, 2005. The increase was primarily attributable to a $240,000, or 11%, increase in salaries and employee benefits costs resulting from an increase in health insurance costs and additional staffing. Other expense also increased by $88,000, or 11%, due to increases in advertising expense and professional fees.

      Provision for Income Taxes. For the quarters ending March 31, 2006 and March 31, 2005, the Company recorded combined federal and state income tax provisions of $273,000 and $545,000, respectively. These provisions reflect effective income tax rates of 24.7% and 30.8% for the quarters ending March 31, 2006 and March 31, 2005, respectively.

Financial Condition

      The Company's total assets increased to $547.9 million at March 31, 2006, an increase of $18.1 million, or 3%, over December 31, 2005. The increase in total assets was primarily attributable to continued growth in total loans and investments.

      Loan Portfolio. Total loans increased by $7.7 million, or 2%, during the three months ended March 31, 2006 as compared to December 31, 2005. The increases were mainly in residential and commercial real estate, consumer and municipal loans.

Between March 31, 2005 and March 31, 2006, the loan portfolio increased $35.6 million, or 11%, a direct result of continued strong origination and customer demand throughout our market areas.

The following table summarizes the composition of our loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	March 31, 2006		March 31, 2005		December 31, 2005

		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans

	(Dollars in thousands)

Real estate:
Residential	$229,476	63.2%	$205,524	62.6%	$225,648	63.4%
Commercial	69,583	19.1%	61,227	18.7%	66,924	18.8%
Commercial and industrial	26,611	7.3%	21,614	6.6%	27,919	7.8%
Consumer	31,306	8.6%	27,234	8.3%	30,471	8.6%
Municipal	6,619	1.8%	12,413	3.8%	4,896	1.4%

Total	$363,595	100.0%	$328,012	100.0%	$355,858	100.0%

      Asset Quality. As of March 31, 2006, nonperforming assets totaled $2.2 million, an increase of $579,000 over the same period last year and a decrease of $291,000 from December 31, 2005. As a percentage of total assets, nonperforming assets at March 31, 2006 were 0.39% compared to 0.31% at March 31, 2005 and 0.46% at December 31, 2005.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

				March 31,	March 31,	December 31,
				2006	2005	2005

			(Dollars in thousands)

Loans accounted for on a nonaccrual basis				$1,791	$1,265	$2,256
Accruing loans contractually past due 90 days or more				319	307	186

Total nonperforming loans				2,110	1,572	2,442

Other real estate owned				42	-	-
Nonperforming securities				-	-	-

Total nonperforming assets				$2,151	$1,572	$2,442

Ratio of nonperforming assets to total assets				0.39%	0.31%	0.46%

Ratio of nonperforming loans to total loans				0.58%	0.48%	0.69%

      Allowance for Loan Losses. At March 31, 2006, the allowance for loan losses totaled $4.3 million, or 1.18% of total loans as compared to $4.3 million, or 1.30% of total loans at March 31, 2005. Net charge-off (recovery) activity totaled ($35,000) for the first three months of 2006 compared to $21,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	March 31,

	2006	2005

	(Dollars in thousands)

Total loans outstanding at the end of the period (1)	$363,595	$328,012

Average loans outstanding during the period (1)	$359,400	$315,267

Allowance for loan losses, beginning of the period	$ 4,248	$ 4,504
Recovery of loan losses	-	(215)

Balance before loan charge-offs	4,248	4,289

Loans charged-off	122	38
Less recoveries on loans charged-off	157	17

Net loan (recoveries) charge-offs	(35)	21

Allowance for loan losses, end of the period	$ 4,283	$ 4,268

Ratios:
Net charge-offs (recoveries) to average loans outstanding	(0.01%)	0.01%
Net charge-offs (recoveries) to loans, end of period	(0.01%)	0.01%
Allowance for loan losses to average loans outstanding	1.19%	1.35%
Allowance for loan losses to total loans, end of period	1.18%	1.30%
Allowance for loan losses to nonperforming loans	203.08%	271.50%

(1) Excludes loans held for sale.

      Investments. Total investments increased $8.1 million, or 6%, to $148.8 million at March 31, 2006 from December 31, 2005. At March 31, 2006, the Company's available for sale portfolio had a net unrealized loss, net of taxes, of $1.5 million, compared to a net unrealized loss, net of taxes, of $1.4 million at December 31, 2005. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

The following table sets forth the Company's securities at the dates indicated.

	March 31, 2006		March 31, 2005		December 31, 2005

	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value

	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$ 86,611	$ 84,534	$ 87,823	$ 86,451	$ 78,531	$ 76,480
U.S. Treasury notes and other U.S.
Government agencies	23,039	22,751	30,646	30,526	23,061	22,769
Obligations of states and political subdivisions	21,473	21,601	22,167	22,297	21,646	21,939
Other securities	8,739	8,680	4,863	4,767	7,793	7,664

Total	$139,862	$137,566	$145,499	$144,041	$131,031	$128,852

Securities held to maturity:
Obligations of states and political subdivisions	$ 1,982	$ 2,033	$ 2,253	$ 2,346	$ 2,078	$ 2,143

      Deposits. Deposits continue to represent the Company's primary source of funds for lending and investment activities. At March 31, 2006, deposits of $317.2 million were $17.8 million lower than at the end of 2005. The decrease is primarily due to normal seasonal outflows occurring since the end of the 2005.

Between March 31, 2005 and March 31, 2006, total deposits increased $27.3 million or 9%.

      Borrowings. Borrowings amounted to $183.7 million at March 31, 2006, an increase of $36.0 million or 24% from December 31, 2005. At March 31, 2006, borrowings consisted primarily of Federal Home Loan Bank of Boston ("FHLB") borrowings totaling $162.4 million, an increase of $32.3 million over balances as of December 31, 2005. The remaining borrowings consisted of assets sold under repurchase agreements totaling $13.0 million and junior subordinated debt securities issued in connection with our trust preferred securities offering totaling $8.2 million.

      Between March 31, 2005 and March 31, 2006, total borrowings increased $6.9 million, or 4%, primarily due to the issuance of $8.2 million of junior subordinated debt securities. During the same period, FHLB borrowings and assets sold under repurchase agreements decreased $1.4 million.

Liquidity and Capital Resources

      Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. In addition, as an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At March 31, 2006, the Bank had $16.8 million of brokered certificates of deposits outstanding. The Company did not have any brokered certificates of deposits for the comparable period of 2005.

      The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company's commitments and debt service requirement, at March 31, 2006 consist of $8.3 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I, (see Note 8 to the Condensed Notes to Consolidated Financial Statements included in Item 1). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2006, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

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

      On February 17, 2006, the Company, through Union Bankshares Capital Trust I, raised additional capital from the issuance of $8.0 million of trust preferred securities, the proceeds of which were used to purchase 30-year junior subordinated deferrable interest debt securities of the Company, (see Note 8 to the Condensed Notes to Consolidated Financial Statements included in Item 1).

      At March 31, 2006, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.64% and 14.89%, respectively, as compared to 11.50% and 12.75%, respectively, at December 31, 2005. At March 31, 2006, the Company and the Bank had a Tier 1 leverage ratios of 8.25% and 7.29%, respectively, as compared to 6.83% and 6.80%, respectively, at December 31, 2005.

Off-Balance Sheet Risks and Commitments

      As of March 31, 2006 and 2005, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $74.2 million and $62.0 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table is a summary of the Company's contractual obligations as of March 31, 2006 consisting of operating lease obligations and FHLB borrowings by contractual maturity.

Contractual Obligations by Maturity

	Payment due by period
		Less than		4 - 5	After 5
	Total	1 Year	1 - 3 Years	Years	Years

	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$ 7,133	$ 322	$ 544	$ 550	$ 5,717
FHLB borrowings	162,424	113,303	38,683	10,055	383
Junior subordinated debt securities	8,248	-	-	-	8,248

Total	$177,805	$113,625	$39,227	$10,605	$14,348

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

Interest Rate Sensitivity

	200 Basis Point		200 Basis Point
	Rate Increase		Rate Decrease (1)

March 31, 2006	(5.34%)		2.42%
March 31, 2005	(2.32%)		0.95%

(1)	The March 31, 2005 period represents a gradual downward shift in market rates of 100 basis points.

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

Part II. Other Information

Item 1. Legal Proceedings

      There are no material legal proceedings pending, to which the Company or its subsidiaries is a party, or of which any of their property is the subject, other than ordinary routine litigation incidental to the business.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company's then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company's common stock outstanding as of April 14, 2002. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended on October 19, 2005 for a term of six months. On February 22, 2006 the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of March 31, 2006, the Company had repurchased a total of 88,613 shares of its stock since the Program's inception.

During the three months ended March 31, 2006, the Company repurchased 8,884 shares of its common stock.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet
	Total Number of	Average Price	Publicly Announced Plans	Be Purchased Under
Period	Shares Purchased	Paid per Share	or Programs	the Plans or Programs

January 1 - 31, 2006	100	$67.00	100	6,721
February 1 - 28, 2006	2,850	64.30	2,850	8,871
March 1 - 31, 2006	5,934	65.53	5,934	2,937

TOTAL	8,884	$65.15	8,884	2,937

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

      On April 19, 2006 the Board of Directors of the Company adopted an amendment to the Stock Repurchase Program which authorizes the repurchase of up to an additional 54,529 shares, or 5% of the common stock of the Company outstanding as of April 10, 2006. Additionally, the Board of Directors of the Company adopted an amendment to the Stock Repurchase Program, to extend the Program, effective April 19, 2006, until such time as all shares authorized for repurchase have been repurchased.

Item 6. Exhibits

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

*****14	Amended and Restated Code of Ethics of the Company
******15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 23, 2006.
******	Included as page 1 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

May 15, 2006	/s/ Peter A. Blyberg

Date	Peter A. Blyberg, President and Chief Executive Officer

May 15, 2006	/s/ Timothy R. Maynard

Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
**3.2	Amended and Restated Bylaws of the Company
***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
****10.2	Deferred Compensation Agreements for the Executive Officers of the Bank
****10.3	Salary Continuation Agreements for the Executive Officers of the Bank
***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.
***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****14	Amended and Restated Code of Ethics of the Company
******15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 23, 2006.
******	Included as page 1 of this Quarterly Report on Form 10-Q.

