Form 10-Q
period 2006-06-30
UNION BANKSHARES CO/ME
filed 2006-08-11
CIK 745083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes [ ] No [X]

As of August 7, 2006, there were 1,083,624 shares of the registrant's common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

Part I. Financial Information	Page #

Item 1. Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets -
June 30, 2006 and 2005 and December 31, 2005	2

Consolidated Statements of Income -
Three and six months ended June 30, 2006 and 2005	3

Consolidated Statements of Changes in Shareholders' Equity -
Six months ended June 30, 2006 and 2005	4

Consolidated Statements of Cash Flows -
Six months ended June 30, 2006 and 2005	5

Condensed Notes to Consolidated Financial Statements - June 30, 2006	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	21

Item 6. Exhibits	22

Signatures	23

i

Part I. Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Union Bankshares Company:

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2006 and 2005, and for the three and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
August 10, 2006

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of shares and per share data)

	June 30, 2006	June 30, 2005	December 31, 2005

	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$ 11,214	$ 9,380	$ 9,725
Securities, available for sale, at market	138,468	135,600	128,852
Securities, held to maturity, at cost (market value $2,020, $2,342, and $2,143 at June 30, 2006, June 30, 2005 and December 31, 2005, respectively)	1,980	2,251	2,078
Other investment securities, at cost which approximates market value	9,543	9,758	9,758
Loans held for sale	511	267	-

Loans	372,740	342,197	355,858
Less allowance for loan losses	4,258	4,245	4,248

Net loans	368,482	337,952	351,610

Premises, furniture and equipment, net	7,803	6,088	6,220
Goodwill	6,305	6,305	6,305
Bank owned life insurance	8,945	8,555	8,762
Other assets	7,258	8,705	6,573

Total assets	$560,509	$524,861	$529,883

LIABILITIES
Demand deposits	$ 43,261	$ 46,921	$ 49,006
NOW deposits	70,720	59,975	72,899
Money market accounts	17,219	24,879	22,990
Savings deposits	63,594	65,141	73,623
Certificates of deposit	122,723	109,706	116,480

Total deposits	317,517	306,622	334,998
Borrowings from Federal Home Loan Bank	178,232	159,022	130,111
Junior subordinated debt securities	8,248	-	-
Other borrowed funds	11,573	9,300	17,584
Other liabilities	5,704	8,606	6,615

Total liabilities	521,274	483,550	489,308

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,084,584 shares at June 30, 2006, 1,115,267 shares at June 30, 2005 and 1,097,666 shares at December 31, 2005.	13,557	13,941	13,721
Surplus	1,226	2,975	1,932
Retained earnings	27,924	25,734	27,126
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of deferred tax asset of $1,394 at June 30, 2006, $228 at June 30, 2005 and $741 at December 31, 2005.	(2,706)	(443)	(1,438)
Minimum pension liability adjustment, net of deferred tax asset of $395 at June 30, 2006, $461 at June 30, 2005 and $395 at December 31, 2005.	(766)	(896)	(766)

Total shareholders' equity	39,235	41,311	40,575

Total liabilities and shareholders' equity	$560,509	$524,861	$529,883

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except number of shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$ 5,645	$ 4,759	$ 11,062	$ 9,162
Interest and dividends on investments	1,663	1,579	3,180	3,142

Total interest and dividend income	7,308	6,338	14,242	12,304

INTEREST EXPENSE
Interest on deposits	1,512	872	3,025	1,698
Interest on borrowed funds	2,304	1,461	3,951	2,583

Total interest expense	3,816	2,333	6,976	4,281

Net interest income	3,492	4,005	7,266	8,023
Recovery of loan losses	-	-	-	(215)

Net interest income after recovery of loan losses	3,492	4,005	7,266	8,238

NON-INTEREST INCOME
Net gain on sales of investment securities	-	-	-	4
Financial services fees and commissions	642	569	1,263	1,178
Service charges and fees on deposit accounts	525	500	967	950
Bankcard fees	80	74	156	135
Loan fees	212	241	362	401
Income from cash surrender value of life insurance	96	73	183	143
Other income	103	48	105	1

Total non-interest income	1,658	1,505	3,036	2,812

NON-INTEREST EXPENSE
Salaries and employee benefits	2,316	2,223	4,780	4,447
Net occupancy	391	381	777	789
Equipment and data processing	367	342	657	664
Other expense	996	808	1,901	1,625

Total non-interest expense	4,070	3,754	8,115	7,525

Income before income taxes	1,080	1,756	2,187	3,525
Income taxes	246	504	519	1,049

Net income	$ 834	$ 1,252	$ 1,668	$ 2,476

Net income per common share	$ 0.77	$ 1.12	$ 1.53	$ 2.22

Cash dividends declared per common share	$ 0.40	$ 0.40	$ 0.80	$ 0.80

Weighted average common shares outstanding	1,088,762	1,116,159	1,092,464	1,116,203

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2004	$13,937	$2,973	$24,152	$ 30	$41,092

Net income, six months ended June 30, 2005	-	-	2,476	-	2,476
Change in net unrealized gain on available for
sale securities, net of tax benefit of $(464)	-	-	-	(900)	(900)
Minimum pension liability adjustment, net of
tax benefit of $(241)	-	-	-	(469)	(469)

Total comprehensive income (loss)	-	-	2,476	(1,369)	1,107

Sale of 3,429 shares of common stock	43	186	-	-	229
Repurchase of 3,100 shares of common stock	(39)	(184)	-	-	(223)
Cash dividends declared	-	-	(894)	-	(894)

Balance at June 30, 2005	$13,941	$2,975	$25,734	$(1,339)	$41,311

Balance at December 31, 2005	$13,721	$1,932	$27,126	$(2,204)	$40,575
Net income, six months ended June 30, 2006	-	-	1,668	-	1,668
Change in net unrealized loss on available for
sale securities, net of tax benefit of $(653)	-	-	-	(1,268)	(1,268)

Total comprehensive income	-	-	1,668	(1,268)	400

Sale of 4,201 shares of common stock	52	222	-	-	274
Repurchase of 17,283 shares of common
stock	(216)	(928)	-	-	(1,144)
Cash dividends declared	-	-	(870)	-	(870)

Balance at June 30, 2006	$13,557	$1,226	$27,924	$(3,472)	$39,235

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Six months ended June 30,
	2006	2005

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 1,668	$ 2,476

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITIES
Amortization of intangible assets	23	23
Depreciation	335	338
Net amortization of premium on investments	134	222
Deferred income taxes	(48)	(705)
Recovery of loan losses	-	(215)
Net gain on sales of available for sale securities	-	(4)
Originations of loans held for sale	(3,686)	(3,292)
Proceeds from sale of loans	3,175	3,271
Net increase in other assets	(811)	(707)
Net change in other liabilities	(98)	1,440
Net decrease in deferred loan origination fees	(9)	(45)

Net cash provided by operating activities	683	2,802

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	170	2,313
Purchase of available for sale securities	(22,518)	(20,949)
Proceeds from maturities and principal payments on available for sale securities	10,680	15,615
Proceeds from maturities and principal payments on held to maturity securities	95	-
Net change in other investments	215	(2,031)
Net increase in loans to customers	(16,863)	(32,245)
Net capital expenditures	(1,918)	(755)
Net increase in cash surrender value of life insurance	(183)	(142)

Net cash used by investment activities	(30,322)	(38,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(17,481)	1,640
Proceeds from long-term borrowings	6,000	25,000
Repayment of long-term borrowings	(3,579)	(8,138)
Net increase in short-term borrowings from Federal Home Loan Bank	45,700	22,000
Net decrease in other borrowed funds	(6,011)	(4,954)
Issuance of junior subordinated debt securities	8,248	-
Purchase of common stock	(1,144)	(223)
Proceeds from stock issuance	274	229
Dividends paid	(879)	(894)

Net cash provided by financing activities	31,128	34,660

Net increase (decrease) in cash and cash equivalents	1,489	(732)
Cash and cash equivalents at beginning of year	9,725	10,112

Cash and cash equivalents at end of period	$ 11,214	$ 9,380

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

Earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Note 3. Stock Repurchase Program

      The Stock Repurchase Program, as originally adopted on April 14, 2002, provided for the repurchase of up to 57,700 shares or up to 5% of the Company's then-outstanding common stock. On October 27, 2004, the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares or 7.5% of its outstanding common stock as of the Program's original adoption date. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company's common stock outstanding as of April 10, 2006. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of June 30, 2006, the Company had repurchased a total of 97,012 shares of its stock since the Program's inception. The Company repurchased 8,399 shares as part of this program at an average price of $67.32 during the second quarter of 2006.

Note 4. Mortgage Servicing Rights

      Capitalized mortgage servicing rights are recognized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

      Management uses, on a quarterly basis, an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. When the book value exceeds the fair value, a valuation allowance is recorded against these servicing assets. The Company's assumptions are adjusted periodically to reflect current circumstances.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six months ended June 30,

	2006	2005

	(Dollars in thousands)

Balance of loans serviced for others at June 30,	$102,847	$105,006

Mortgage Servicing Rights, Net of Valuation Allowance:
Balance at beginning of year	$ 619	$ 806
Mortgage servicing rights capitalized	284	56
Amortization charged against mortgage servicing income	(331)	(148)
Change in valuation allowance	2	6

Balance at end of period	$ 574	$ 720

Valuation Allowance:
Balance at beginning of year	$ 4	$ 13
Increase in impairment reserve	-	8
Reduction of impairment reserve	(2)	(14)

Balance at end of period	$ 2	$ 7

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

	June 30, 2006	June 30, 2005	December 31, 2005

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	272	226	249

Core deposit intangible, net	$ 51	$ 97	$ 74

      Amortization expense related to the core deposit intangible amounted to $23,000 for the six months ended June 30, 2006 and June 30, 2005. The expected total amortization expense is estimated to be $47,000 for 2006 and $27,000 in 2007.

Note 6. Employee Benefits

      The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees who are at least 21 years of age and have completed one year of service. Plan benefits generally are based on years of service and average compensation.

      The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The Company made no pension plan contributions during the six month periods ended June 30, 2006 and 2005. The expected pension contribution for the Company for 2006 is $0.

      The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees who meet minimum age and service requirements. Active employees accrue benefits over a 25-year period.

Net periodic benefit cost of these plans includes the following components:

	Three months ended June 30,

	2006		2005

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

	(Dollars in thousands)

Service cost	$ -	$19	$ -	$19
Interest cost	98	21	111	21
Expected return on plan assets	(98)	-	(111)	-
Recognized net actuarial (gain) loss	8	(3)	21	(3)
Amortization of unrecognized transition obligation	-	12	-	12

Net periodic benefit cost	$ 8	$49	$ 21	$49

	Six months ended June 30,

	2006		2005

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

	(Dollars in thousands)

Service cost	$ -	$38	$ -	$38
Interest cost	196	42	236	42
Expected return on plan assets	(196)	-	(229)	-
Recognized net actuarial (gain) loss	16	(6)	47	(6)
Amortization of unrecognized transition obligation	-	24	-	24
Amortization of prior service cost	-	-	(1)	-

Net periodic benefit cost	$ 16	$98	$ 53	$98

Note 7. Trust Preferred Securities

      On February 17, 2006, Union Bankshares Capital Trust I (the "Trust"), a Delaware trust affiliate formed by the Company, completed a private placement of $8.0 million of trust preferred securities (liquidation amount of $1,000 per security) as part of a pooled capital securities transaction. The Trust also issued common securities totaling $248,000 to the Company. The Trust used the proceeds from the trust preferred securities and the common securities to purchase an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities of the Company. The Company has contributed $3.0 million of the proceeds from the issuance of the subordinated debt securities to the Bank as Tier 1 Capital to support the Bank's growth. For the first five years after issuance, the debt securities will bear interest at a Blended Rate equal to the sum of (1) the product of (a) 50% times (b) the floating three month LIBOR plus 1.42% (the "Variable Rate") plus (2) the product of (a) 50% times (b) the 5 year interest rate swap rate fixed two business days prior to closing plus 1.42% (the "Fixed Rate"). Therefore, for the first five years after issuance, the Variable Rate portion of the Blended Rate will float in relation to the floating three month LIBOR rate and the Fixed Rate portion of the Blended Rate will be fixed. The debt securities were issued pursuant to the terms on the Indenture dated as of February 17, 2006, between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee.

      The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. So long as an "Event of Default" has not occurred and is continuing under the Indenture, the Company has the right to defer payments of interest on the debt securities by extending the interest payment period on the debt securities for up to 20 consecutive quarterly periods. At June 30, 2006, the Blended Rate was 6.48%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company, in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture. Special redemption events relate to the regulatory capital treatment of the issuance, the Trust being deemed an investment company, and the occurrence of certain tax events.

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

Note 8. Recent Accounting Developments

      SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment to the Financial Accounting Standards Board ("FASB") Statement No. 140", requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect this SFAS to have a material impact on the Company's financial statements.

      In July, 2006 the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the "Company") at June 30, 2006 and 2005 and December 31, 2005, and the consolidated results of operations for the three and six months ended June 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

      Certain information discussed below is presented on a fully tax-equivalent basis. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations.

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

      Mortgage Servicing Rights. The valuation of mortgage servicing rights is also a critical accounting policy which requires significant estimates and assumptions. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses, on a quarterly basis, an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. When the book value exceeds the fair value, a valuation allowance is recorded against these servicing assets. The Company's assumptions are adjusted periodically to reflect current circumstances.

Executive Overview

      Net income decreased $418,000, or 33%, for the quarter ended June 30, 2006 compared to the second quarter last year. The following were significant factors contributing to the results for the second quarter of 2006:

*	Net interest income decreased $513,000, or 13%, largely resulting from continued margin compression.
*

Non-interest income increased $153,000, or 10%, primarily due to increases in financial services fees, service charges and fees on deposit accounts, income from the cash surrender value of life insurance and other income.

*	Non-interest expense increased $316,000, or 8%, primarily within salaries and employee benefits and advertising and promotional costs.
*

Total loans increased by $30.5 million, or 9%, at June 30, 2006 compared to June 30, 2005, primarily driven by continued growth in the residential and commercial real estate and consumer loan categories.

*	Total deposits increased 4%, or $10.9 million, at June 30, 2006 compared to June 30, 2005, the result of focused efforts to increase funding to support loan growth.

Results of Operations

      Net Income. Net income for the six months ended June 30, 2006 was $1.7 million, a decrease of $808,000 compared to the same period in 2005. Earnings per share were $1.53 and $2.22 for the six months ended June 30, 2006 and June 30, 2005, respectively. Annualized return on average equity ("ROE") and return on average assets ("ROA") for the first six months of the year were 8.25% and .61%, respectively. Annualized ROE and ROA were 12.11% and .97%, respectively, for the same period in 2005.

      Net income for the three months ended June 30, 2006 decreased $418,000, or 33%, compared with the same period last year and earnings per share decreased to $0.77 compared to $1.12 for the same period one year ago. Annualized ROE and ROA were 8.32% and .60%, respectively for the second quarter of 2006 compared to 12.37% and .96% for the same period in 2005.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. On a fully tax-equivalent basis, net interest income decreased by $756,000, or 9%, to $7.6 million in comparison to the same period last year. The Company's net interest margin declined 50 basis points to 3.01% for the six months ended June 30, 2006 compared to 3.51% for the same period a year ago. The continued compression in the net interest margin can be attributed to higher deposit costs and increases in the cost of borrowings, without a proportional increase in the yields on loans and investments. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased by 59 basis points to 2.67% for the first six months of 2006 as compared to the first six months of 2005.

      The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin. For purposes of this table and the following discussion, income from interest-earning assets and net interest income are presented on a fully tax-equivalent basis and nonaccrual loans have been included in average balances only.

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax-Equivalent Basis)

	Six months ended June 30,

	2006			2005

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$146,208	$ 3,455	4.77%	$151,893	$ 3,409	4.52%
Loans, gross (excludes loans held for sale) (1)	363,808	11,126	6.17%	324,796	9,233	5.69%

Total interest earning assets	510,016	$14,581	5.77%	476,689	$12,642	5.32%

Other assets:
Cash and due from banks	8,892			9,535
Other assets	24,491			24,056

	$543,399			$510,280

Liabilities
Interest Bearing Liabilities:
Deposits:
NOW deposits	$ 70,763	$ 363	1.03%	$ 62,105	$ 105	0.34%
Money market accounts	21,105	152	1.46%	28,378	127	0.90%
Savings deposits	67,791	498	1.48%	68,626	295	0.87%
Time deposits	116,417	2,012	3.49%	92,682	1,171	2.55%

Total interest bearing deposits	276,076	3,025	2.21%	251,791	1,698	1.36%
Borrowings:
Federal Home Loan Bank borrowings	158,184	3,561	4.54%	154,764	2,449	3.19%
Junior subordinated debt securities	6,106	194	6.41%	-	-	0.00%
Other borrowed funds	13,646	196	2.90%	12,601	134	2.15%

Total borrowings	177,936	3,951	4.48%	167,365	2,583	3.11%

Total interest bearing liabilities	454,012	$6,976	3.10%	419,156	$4,281	2.06%

Non-Interest Bearing Liabilities & Shareholders' Equity:
Demand deposits	42,941			43,064
Other liabilities	5,995			7,177
Shareholders' equity	40,451			40,883

	$543,399			$510,280

Net interest income (1)		$7,605			$8,361

Net interest rate spread (2)			2.67%			3.26%

Net interest margin (2)			3.01%			3.51%

Supplemental Information:
Total deposits, including demand deposits	$319,017	$3,025		$294,855	$1,698

Cost of total deposits			1.91%			1.16%

Total funding liabilities, including demand deposits	$496,953	$6,976		$462,220	$4,281

Cost of funding liabilities			2.83%			1.87%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $339,000 and $338,000 for the six months ended June 30, 2006 and 2005, respectively.
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

Analysis of Changes in Interest Income and Expense

	Six months ended June 30, 2006 vs. 2005

	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)

Interest Earning Assets
Investment securities (1)	$ (127)	$ 180	$ (7)	$ 46
Loans, gross (excludes
loans held for sale) (1) (2)	1,109	700	84	1,893

Total interest earning assets	$ 982	$ 880	$ 77	$1,939

Interest Bearing Liabilities
NOW deposits	$ 15	$ 212	$ 31	$ 258
Money market accounts	(32)	78	(21)	25
Savings deposits	(4)	209	(2)	203
Time deposits	300	431	110	841

Total deposits	279	930	118	1,327

FHLB borrowings	54	1,036	22	1,112
Junior subordinated debt securities	-	-	194	194
Other borrowed funds	11	47	4	62

Total borrowings	65	1,083	220	1,368

Total interest bearing liabilities	$ 344	$ 2,013	$ 338	$2,695

Net change in net interest income	$ 638	$(1,133)	$(261)	$ (756)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $339,000 and $338,000 for the six months ended June 30, 2006 and 2005, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      The average balance of interest-earning assets for the first six months of 2006 amounted to $510.0 million, an increase of $33.3 million, or 7%, over the same period in 2005. Average loan balances increased $39.0 million, or 12%. Average investment securities decreased by $5.7 million, or 4%, as cash flows from maturing investments were used to fund continued growth in the loan portfolio. The yield on interest-earning assets increased 45 basis points to 5.77% for the first six months in 2006, compared to 5.32% for the same period in 2005. The yield on loans increased 48 basis points from 5.69% to 6.17% and the yield on investments also increased 25 basis points to 4.77% for the six months ended June 30, 2006.

      The average balance of interest-bearing liabilities for the first six months of 2006 was $454.0 million, an increase of $34.9 million, or 8%, over the same period in 2005. Average interest-bearing deposits increased $24.3 million, or 10%, to $276.1 million for the six months ended June 30, 2006 compared to the same period in 2005. Average time deposits grew by $23.7 million, or 26%, for the six months ended June 30, 2006; of this increase, $19.4 million was from brokered time certificates of deposit. Average borrowings for the six months ended June 30, 2006 were $177.9 million compared to $167.4 million for the same period in 2005, an increase of $10.6 million, or 6%. The increase in borrowings was primarily due to the issuance of $8.2 million of junior subordinated debt securities, related to our issuance of trust preferred securities, (see Note 7 to the Condensed Notes to Consolidated Financial Statements included in Item 1). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The cost of interest-bearing liabilities, or cost of funds, increased to 3.10% during the six months ended June 30, 2006, an increase of 104 basis points over the six months ended June 30, 2005. The increase in cost of funds is, in part, attributable to a 137 basis points increase in the cost of borrowings during the first six months of 2006 compared to the same period in 2005. Interest expense on the subordinated debt securities for the six months ended June 30, 2006 was $194,000 as compared to $0 for the six months ended June 30, 2005. The cost of interest-bearing deposits also increased 85 basis points during the first six months of 2006 compared to the same period in 2005, primarily resulting from upward competitive pricing pressure on deposits, due in part to the rising interest rate environment. Additionally, the growth in deposits over the prior year was in certificates of deposit, which are typically higher costing than other core sources of funding.

      Provision for Loan Losses. The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods include a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve: overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes; and other qualitative considerations.

      Due to continuing strong asset quality, no provision for loan losses was recorded in the first six months of 2006 compared to recording a net provision benefit of $215,000 for the six months ended June 30, 2005. Asset quality remains sound with nonperforming assets of $2.9 million, or .51% of total assets, at June 30, 2006 compared to .46% of total assets at December 31, 2005. Total net charge offs as a percent of total loans was 0% for the six months ended June 30, 2006 and .01% for June 30, 2005.

      Management believes that the level of allowance for loan losses at June 30, 2006, of $4.3 million, or 1.14% of total loans outstanding, is adequate. The allowance for loan losses was $4.2 million, or 1.24% of total loans outstanding, as of June 30, 2005.

      Non-Interest Income. Non-interest income increased by $224,000, or 8%, to $3.0 million for the six months ended June 30, 2006 compared to the same period last year. Financial services fees and commissions increased $85,000, or 7%. Income from cash surrender value of life insurance increased $40,000, or 28%. Bankcard fees increased $21,000, or 16% and other income increased $104,000. Partially offsetting this increase was a $39,000, or 10%, decline in loan fees.

      Total non-interest income increased $153,000, or 10%, during the second quarter of 2006 compared to the second quarter of 2005. Income from financial services fees and commissions increased $73,000, or 13%, resulting from an increase in assets under management and an increase in trust fees. Service charges and fees on deposit accounts increased $25,000, or 5%, for the second quarter of 2006 compared to 2005. Bankcard income increased 8% or $6,000 during the three months ended June 30, 2006 compared to the same period last year.

      Non-Interest Expense. Total non-interest expense, which consists of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense increased $590,000, or 8%, to $8.1 million for the six months ended June 30, 2006 compared to $7.5 million for the six months ended June 30, 2005. The increase was primarily attributable to a $333,000, or 7%, increase in salaries and employee benefits costs resulting from an increase in health insurance costs and additional staffing. Other expense also increased by $276,000, or 17%, due to increases in advertising expense and professional fees.

      Non-interest expense was $4.1 million in the second quarter of 2006 compared to $3.8 million for the second quarter of 2005, an increase of $316,000 or 8%. The increase was mainly the result of increases in salaries and employee benefits, advertising and professional fees.

Financial Condition

      The Company's total assets increased to $560.5 million at June 30, 2006, an increase of $30.6 million, or 6%, over December 31, 2005. The increase in total assets was primarily attributable to continued growth in total loans.

      Loan Portfolio. Total loans increased by $16.9 million, or 5%, during the six months ended June 30, 2006 as compared to December 31, 2005. The increases were mainly in municipal, residential real estate and commercial real estate which increased $6.3 million, $6.2 million and $4.0 million, respectively. Consumer loans also increased by $1.8 million during the first six months of 2006, primarily due to a continued increase in home equity lines of credit.

Between June 30, 2005 and June 30, 2006, the loan portfolio increased $30.5 million or 9%, a direct result of continued strong origination and customer demand throughout our market areas.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	June 30, 2006		June 30, 2005		December 31, 2005

	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans

	(Dollars in thousands)

Real estate:
Residential	$231,827	62.2%	$211,615	61.9%	$225,648	63.4%
Commercial	70,935	19.0%	62,883	18.4%	66,924	18.8%
Commercial and industrial	26,534	7.1%	25,112	7.3%	27,919	7.8%
Consumer	32,265	8.7%	28,465	8.3%	30,471	8.6%
Municipal	11,179	3.0%	14,122	4.1%	4,896	1.4%

Total	$372,740	100.0%	$342,197	100.0%	$355,858	100.0%

      Asset Quality. As of June 30, 2006, nonperforming assets totaled $2.9 million, an increase of $650,000 over the same date last year and an increase of $442,000 from December 31, 2005. As a percentage of total assets, nonperforming assets at June 30, 2006 were 0.51% compared to 0.43% at June 30, 2005.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2006	June 30, 2005	December 31, 2005

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$1,836	$1,883	$2,256
Accruing loans contractually past due 90 days or more	1,048	351	186

Total nonperforming loans	2,884	2,234	2,442

Other real estate owned	-	-	-
Nonperforming securities	-	-	-

Total nonperforming assets	$2,884	$2,234	$2,442

Ratio of nonperforming assets to total assets	0.51%	0.43%	0.46%

Ratio of nonperforming loans to total loans	0.77%	0.65%	0.69%

      Allowance for Loan Losses. At June 30, 2006, the allowance for loan losses totaled $4.3 million, or 1.14% of total loans compared to $4.2 million, or 1.24% of total loans at June 30, 2005. Net recovery activity totaled $10,000 for the first six months of 2006 compared to net charge-offs of $44,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	June 30,

	2006	2005

	(Dollars in thousands)

Total loans outstanding at the end of the period (1)	$372,740	$342,197

Average loans outstanding during the period (1)	$363,808	$324,796

Allowance for loan losses, beginning of the period	$ 4,248	$ 4,504
Recovery of loan losses	-	(215)

Balance before loan (recoveries) charge-offs	4,248	4,289

Loans charged-off	175	129
Less recoveries on loans charged-off	185	85

Net loan (recoveries) charge-offs	(10)	44

Allowance for loan losses, end of the period	$ 4,258	$ 4,245

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.01%
Net charge-offs to loans, end of period	0.00%	0.01%
Allowance for loan losses to average loans outstanding	1.17%	1.31%
Allowance for loan losses to total loans, end of period	1.14%	1.24%
Allowance for loan losses to nonperforming loans	147.64%	190.02%

(1)	Excludes loans held for sale.

      Investments. Total investments increased $9.3 million, or 7%, to $150 million at June 30, 2006 from December 31, 2005. At June 30, 2006, the Company's available for sale portfolio had a net unrealized loss, net of taxes, of $2.7 million, compared to $1.4 million at December 31, 2005. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

The following table sets forth the Company's securities at the dates indicated.

	June 30, 2006		June 30, 2005		December 31, 2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$ 90,532	$ 86,951	$ 82,857	$ 82,067	$ 78,531	$ 76,480
U.S. Treasury notes and other U.S. Government agencies	21,019	20,719	26,612	26,496	23,061	22,769
Obligations of states and political subdivisions	21,295	21,264	21,963	22,311	21,646	21,939
Other securities	9,722	9,534	4,839	4,726	7,793	7,664

Total	$142,568	$138,468	$136,271	$135,600	$131,031	$128,852

Securities held to maturity:
Obligations of states and political subdivisions	$ 1,980	$ 2,020	$ 2,251	$ 2,342	$ 2,078	$ 2,143

      Deposits. Deposits continue to represent the Company's primary source of funds for lending and investment activities. At June 30, 2006, deposits of $317.5 million were $17.5 million lower than at December 31, 2005. The decrease is primarily due to normal seasonal outflows occurring since the end of the 2005. Between June 30, 2005 and June 30, 2006, total deposits increased $10.9 million or 4%.

      Borrowings. Borrowings amounted to $198.1 million at June 30, 2006, an increase of $50.4 million, or 34%, from December 31, 2005. At June 30, 2006, borrowings consisted primarily of Federal Home Loan Bank of Boston ("FHLB") borrowings totaling $178.2 million, an increase of $48.1 million over balances as of December 31, 2005. The remaining borrowings consisted primarily of assets sold under repurchase agreements totaling $10.5 million and junior subordinated debt securities issued in connection with our trust preferred securities offering totaling $8.2 million.

      Between June 30, 2005 and June 30, 2006, total borrowings increased $29.7 million, or 18%, primarily due to an increase in FHLB borrowings resulting from normal seasonal outflows of deposits, continued loan growth and the issuance of $8.2 million of junior subordinated debt securities.

Liquidity and Capital Resources

      Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. In addition, as an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At June 30, 2006, the Bank had $25.0 million of brokered certificates of deposits outstanding. The Company had $16.9 million in brokered certificates of deposits for the comparable period of 2005.

      The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company's commitments and debt service requirement, at June 30, 2006 consist of $8.4 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I, (see Note 7 to the Condensed Notes to Consolidated Financial Statements included in Item 1). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2006, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2006, the Company and the Bank exceeded all of their regulatory capital requirements.

      On February 17, 2006, the Company, through Union Bankshares Capital Trust I, raised additional capital from the issuance of $8.0 million of trust preferred securities, the proceeds of which were used to purchase 30-year junior subordinated deferrable interest debt securities of the Company, (see Note 7 to the Condensed Notes to Consolidated Financial Statements included in Item 1).

      At June 30, 2006, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.12% and 14.37%, respectively, compared to 11.50% and 12.75%, respectively, at December 31, 2005. At June 30, 2006, the Company and the Bank had a Tier 1 leverage ratios of 7.96% and 7.09%, respectively, compared to 6.83% and 6.80%, respectively, at December 31, 2005.

Off-Balance Sheet Risks and Commitments

      As of June 30, 2006 and 2005, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $75.6 million and $68.4 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of June 30, 2006 consisting of operating and capital lease obligations and FHLB borrowings by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations	(Dollars in thousands)

Operating lease obligations	$ 5,104	$ 229	$ 359	$ 365	$ 4,151
Capital lease obligations	1,959	92	185	186	1,496
FHLB borrowings	178,232	128,951	40,343	8,555	383
Junior subordinated debt securities	8,248	-	-	-	8,248

Total	$193,543	$129,272	$40,887	$9,106	$14,278

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

Interest Rate Sensitivity

	200 Basis Point Rate Increase	200 Basis Point Rate Decrease

June 30, 2006	(6.95%)	4.60%
June 30, 2005	(3.29%)	1.23%

      The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift in market rates up or down of 200 basis points across the entire yield curve. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits; reinvestment/replacement of asset and liability cash flows; and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

      Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes; and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

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

Part II. Other Information

Item 1. Legal Proceedings

      There are no material legal proceedings pending, to which the Company or its subsidiaries is a party, or of which any of their property in the subject, other than ordinary routine litigation incidental to the business.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company's then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company's common stock outstanding as of April 14, 2002. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company's common stock outstanding as of April 10, 2006. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended, effective April 19, 2006, until such time as all shares authorized for repurchase under the Stock Repurchase Program have been repurchased. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of June 30, 2006, the Company had repurchased a total of 97,012 shares of its stock since the Program's inception.

During the three months ended June 30, 2006, the Company repurchased 8,399 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2006	400	$70.00	400	57,066
May 1 - 31, 2006	6,399	67.07	6,399	50,667
June 1 - 30, 2006	1,600	67.63	1,600	49,067

TOTAL	8,399	$67.32	8,399	49,067

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's annual meeting of shareholders was held on May 18, 2006 (the "Meeting"). All of the proposals submitted to the shareholders at the Meeting were approved. The proposals submitted to shareholders and the tabulation of votes for each proposal in whole shares are as follows:

1. Election of five directors of the Company.

Nominee	For	Withheld	Broker Non-Votes

Arthur J. Billings	826,631	58,367	0
Samuel G. Cohen	826,631	58,367	0
Harry E. Mikkelsen	825,231	59,767	0
Stephen C. Shea	847,515	57,759	0
Robert W. Spear	825,839	59,159	0

The following directors' terms continued after the meeting: Peter A. Blyberg, Blake B. Brown, Peter A. Clapp, Sandra H. Collier, James L. Markos, Jr., Karen W. Stanley and Paul L Tracy.

2.	Ratification of the appointment of Berry, Dunn, McNeil & Parker as the Company's independent public accountants for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Votes

827,528	54,220	23,993	0

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
**3.2	Amended and Restated Bylaws of the Company
***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
****10.2	Deferred Compensation Agreements for the Executive Officers of the Bank
****10.3	Salary Continuation Agreements for the Executive Officers of the Bank
***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.
***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Included as page 1 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

August 11, 2006	/s/ Peter A. Blyberg

Date	Peter A. Blyberg, President and Chief Executive Officer

August 11, 2006	/s/ Timothy R. Maynard

Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
**3.2	Amended and Restated Bylaws of the Company
***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
****10.2	Deferred Compensation Agreements for the Executive Officers of the Bank
****10.3	Salary Continuation Agreements for the Executive Officers of the Bank
***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.
***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Included as page 1 of this Quarterly Report on Form 10-Q.

