Form 10-Q
period 2006-09-30
UNION BANKSHARES CO/ME
filed 2006-11-14
CIK 745083

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes [ ] No [X]

As of November 9, 2006, there were 1,070,375 shares of the registrant's common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

INDEX TO FORM 10-Q

Part I. Financial Information	Page #

Item 1. Financial Statements (Unaudited)

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets -
September 30, 2006 and 2005 and December 31, 2005	2

Consolidated Statements of Income -
Three and nine months ended September 30, 2006 and 2005	3

Consolidated Statements of Changes in Shareholders' Equity -
Nine months ended September 30, 2006 and 2005	4

Consolidated Statements of Cash Flows -
Nine months ended September 30, 2006 and 2005	5

Condensed Notes to Consolidated Financial Statements -
September 30, 2006	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	19

Part II. Other Information

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other Information	20

Item 6. Exhibits	21

Signatures	22

i

Part I. Financial Information

Item 1. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2006 and 2005, and for the three and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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

/s/ BERRY, DUNN, MCNEIL & PARKER

Portland, Maine
November 6, 2006

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except number of shares and per share data)

	September 30, 2006	September 30, 2005	December 31, 2005

	(Unaudited)	(Unaudited)	(Audited)

ASSETS
Cash and cash equivalents	$ 14,055	$ 15,625	$ 9,725
Securities, available for sale, at market	129,173	128,530	128,852
Securities, held to maturity, at cost (market value $2,022,
$2,239, and $2,143 at September 30, 2006, September 30,
2005 and December 31, 2005, respectively)	1,979	2,150	2,078
Other investment securities, at cost which approximates
market value	9,543	9,758	9,758
Loans held for sale	473	897	-

Loans	382,089	354,801	355,858
Less allowance for loan losses	4,257	4,243	4,248

Net loans	377,832	350,558	351,610

Premises, furniture and equipment, net	8,406	6,037	6,220
Goodwill	6,305	6,305	6,305
Bank owned life insurance	9,032	8,638	8,762
Other assets	7,098	8,009	6,573

Total assets	$563,896	$536,507	$529,883

LIABILITIES
Demand deposits	$ 52,655	$ 50,180	$ 49,006
NOW deposits	78,360	77,179	72,899
Money market accounts	19,133	23,384	22,990
Savings deposits	63,098	69,544	73,623
Certificates of deposit	122,404	114,325	116,480

Total deposits	335,650	334,612	334,998
Borrowings from Federal Home Loan Bank	154,934	132,047	130,111
Junior subordinated debt securities	8,248	-	-
Other borrowed funds	17,886	20,449	17,584
Other liabilities	6,631	8,400	6,615

Total liabilities	523,349	495,508	489,308

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,079,476 shares at September 30, 2006, 1,104,317
shares at September 30, 2005 and 1,097,666 shares at
December 31, 2005.	13,493	13,804	13,721
Surplus	972	2,316	1,932
Retained earnings	28,524	26,489	27,126
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of deferred tax asset of $864 at September 30, 2006, $368 at
September 30, 2005 and $741 at December 31, 2005.	(1,676)	(714)	(1,438)
Minimum pension liability adjustment, net of deferred tax
asset of $395 at September 30, 2006, $461 at September 30,
2005 and $395 at December 31, 2005.	(766)	(896)	(766)

Total shareholders' equity	40,547	40,999	40,575

Total liabilities and shareholders' equity	$563,896	$536,507	$529,883

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except number of shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$5,972	$5,061	$17,034	$14,224
Interest and dividends on investments	1,639	1,476	4,819	4,617

Total interest and dividend income	7,611	6,537	21,853	18,841

INTEREST EXPENSE
Interest on deposits	1,838	1,125	4,863	2,824
Interest on borrowed funds	2,164	1,416	6,115	3,998

Total interest expense	4,002	2,541	10,978	6,822

Net interest income	3,609	3,996	10,875	12,019
Recovery of loan losses	-	-	-	(215)

Net interest income after recovery of loan losses	3,609	3,996	10,875	12,234

NON-INTEREST INCOME
Net gain on sales of investment securities	-	-	-	4
Financial services fees and commissions	567	588	1,830	1,766
Service charges and fees on deposit accounts	513	502	1,480	1,453
Bankcard fees	103	90	259	225
Loan fees	192	189	554	590
Income from cash surrender value of life insurance	87	83	270	225
Other income (loss)	40	(5)	145	(4)

Total non-interest income	1,502	1,447	4,538	4,259

NON-INTEREST EXPENSE
Salaries and employee benefits	2,297	2,286	7,077	6,733
Net occupancy	353	374	1,130	1,163
Equipment and data processing	336	291	993	955
Other expense	767	790	2,668	2,415

Total non-interest expense	3,753	3,741	11,868	11,266

Income before income taxes	1,358	1,702	3,545	5,227
Income taxes	326	508	845	1,557

Net income	$1,032	$1,194	$ 2,700	$ 3,670

Net income per common share	$ 0.95	$ 1.08	$ 2.48	$ 3.30

Cash dividends declared per common share	$ 0.40	$ 0.40	$ 1.20	$ 1.20

Weighted average common shares outstanding	1,082,121	1,105,055	1,088,979	1,112,446

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2004	$13,937	$ 2,973	$24,152	$ 30	$41,092

Net income, nine months ended
September 30, 2005	-	-	3,670	-	3,670
Change in net unrealized gain on available for
sale securities, net of tax benefit of $603	-	-	-	(1,171)	(1,171)
Minimum pension liability adjustment, net of
tax benefit of $241	-	-	-	(469)	(469)

Total comprehensive income		-	3,670	(1,640)	2,030

Sale of 4,762 shares of common stock	60	272	-	-	332
Repurchase of 15,383 shares of common
stock	(193)	(929)	-	-	(1,122)
Cash dividends declared	-	-	(1,333)	-	(1,333)

Balance at September 30, 2005	$13,804	$ 2,316	$26,489	$(1,610)	$40,999

Balance at December 31, 2005	$13,721	$ 1,932	$27,126	$(2,204)	$40,575

Net income, nine months ended
September 30, 2006	-	-	2,700	-	2,700
Change in net unrealized loss on available for
sale securities, net of tax benefit of $123	-	-	-	(238)	(238)

Total comprehensive income	-	-	2,700	(238)	2,462

Sale of 5,941 shares of common stock	74	314	-	-	388
Repurchase of 24,131 shares of common
stock	(302)	(1,274)	-	-	(1,576)
Cash dividends declared	-	-	(1,302)	-	(1,302)

Balance at September 30, 2006	$13,493	$ 972	$28,524	$(2,442)	$40,547

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Nine months ended September 30,
	2006	2005

	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 2,700	$ 3,670

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible assets	35	35
Depreciation	521	493
Net amortization of premium on investments	169	328
Deferred income taxes	(48)	-
Recovery of loan losses	-	(215)
Donation of building	-	55
Net gain on sales of available for sale securities	-	(4)
Originations of loans held for sale	(7,064)	(6,833)
Proceeds from sale of loans	6,591	6,182
Net increase in other assets	(662)	(23)
Net increase in other liabilities	300	667
Net increase (decrease) in deferred loan origination fees	43	(73)

Net cash provided by operating activities	2,585	4,282

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	170	2,313
Purchase of available for sale securities	(22,518)	(20,949)
Proceeds from maturities and principal payments on available
for sale securities	21,501	22,170
Proceeds from maturities and principal payments on held to
maturity securities	95	100
Net decrease (increase) in other investments	215	(2,031)
Net increase in loans to customers	(26,265)	(44,823)
Net capital expenditures	(2,706)	(913)
Net increase in cash surrender value of life insurance	(270)	(225)

Net cash used by investment activities	(29,778)	(44,358)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	652	29,630
Proceeds from long-term borrowings	6,000	25,000
Repayment of long-term borrowings	(6,378)	(8,913)
Net increase (decrease) in short-term borrowings from Federal Home
Loan Bank	25,200	(4,200)
Net increase in other borrowed funds	302	6,195
Issuance of junior subordinated debt securities	8,248	-
Purchase of common stock	(1,576)	(1,122)
Proceeds from stock issuance	388	332
Dividends paid	(1,313)	(1,333)

Net cash provided by financing activities	31,523	45,589

Net increase in cash and cash equivalents	4,330	5,513
Cash and cash equivalents at beginning of year	9,725	10,112

Cash and cash equivalents at end of period	$ 14,055	$ 15,625

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

Condensed Notes to Consolidated Financial Statements

Note 1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission.

Note 2. Earnings Per Share

Earnings per common share ("EPS") is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

Note 3. Stock Repurchase Program

      The Stock Repurchase Program, as originally adopted on April 14, 2002, provided for the repurchase of up to 57,700 shares or up to 5% of the Company's then-outstanding common stock. On October 27, 2004, the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares or 7.5% of its outstanding common stock as of the Program's original adoption date. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company's common stock outstanding as of April 10, 2006. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of September 30, 2006, the Company had repurchased a total of 103,860 shares of its stock since the Program's inception. The Company repurchased 6,848 shares as part of this program at an average price of $62.96 during the third quarter of 2006.

Note 4. Mortgage Servicing Rights

      Capitalized mortgage servicing rights are recognized, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine months ended September 30,

	2006	2005

	(Dollars in thousands)

Balance of loans serviced for others at September 30,	$102,558	$102,741

Mortgage Servicing Rights, Net of Valuation Allowance:
Balance at beginning of year	$ 619	$ 806
Mortgage servicing rights capitalized	332	81
Amortization charged against mortgage servicing income	(407)	(231)
Change in valuation allowance	2	(5)

Balance at end of period	$ 546	$ 651

Valuation Allowance:
Balance at beginning of year	$ 4	$ 13
Increase in impairment reserve	-	19
Reduction of impairment reserve	(2)	(14)

Balance at end of period	$ 2	$ 18

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

	September 30, 2006	September 30, 2005	December 31, 2005

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	284	237	249

Core deposit intangible, net	$ 39	$ 86	$ 74

      Amortization expense related to the core deposit intangible amounted to $35,000 for the nine months ended September 30, 2006 and September 30, 2005. The expected total amortization expense is estimated to be $47,000 in 2006 and $27,000 in 2007.

Note 6. Employee Benefits

      The Company's subsidiary sponsors a noncontributory defined benefit pension plan covering substantially all permanent full-time employees who are at least 21 years of age and have completed one year of service. Plan benefits generally are based on years of service and average compensation.

      The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. The Company made no pension plan contributions during the nine month periods ended September 30, 2006 and 2005. The expected pension contribution for the Company for 2006 is $0.

      The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees who meet minimum age and service requirements. Active employees accrue benefits over a 25-year period.

Net periodic benefit cost of these plans includes the following components:

	Three months ended September 30,

	2006		2005

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

	(Dollars in thousands)

Service cost	$ -	$19	$ -	$19
Interest cost	98	21	95	21
Expected return on plan assets	(98)	-	(112)	-
Recognized net actuarial (gain) loss	8	(3)	10	(3)
Amortization of unrecognized transition obligation	-	12	-	12

Net periodic benefit cost	$ 8	$49	$ (7)	$49

	Nine months ended September 30,

	2006		2005

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

	(Dollars in thousands)

Service cost	$ -	$ 57	$ -	$ 57
Interest cost	294	63	331	63
Expected return on plan assets	(294)	-	(341)	-
Recognized net actuarial (gain) loss	24	(9)	58	(9)
Amortization of unrecognized transition obligation	-	36	(1)	36

Net periodic benefit cost	$ 24	$147	$ 47	$147

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

      The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. So long as an "Event of Default" has not occurred and is continuing under the Indenture, the Company has the right to defer payments of interest on the debt securities by extending the interest payment period on the debt securities for up to 20 consecutive quarterly periods. At September 30, 2006, the Blended Rate was 6.70%. The debt securities mature on April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date. The debt securities may also be redeemed by the Company, in whole or in part, within 90 days of the occurrence of certain special redemption events as defined in the Indenture. Special redemption events relate to the regulatory capital treatment of the issuance, the Trust being deemed an investment company, and the occurrence of certain tax events.

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

Note 8. Recent Accounting Developments

      SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment to Financial Accounting Standards Board (FASB) Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. Management does not expect SFAS No.156 to have a material impact on the Company's financial statements.

      FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, was issued on November 3, 2005. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Guidance in the FSP shall be applied to reporting periods beginning after December 15, 2005, with earlier application permitted. Application of this FSP during 2006 did not have a material effect on the consolidated financial condition and results of operations of the Company.

      In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is analyzing effects of FIN 48.

      In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and the Company does not expect application of this Statement will change current practice.

      In September 2006, FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income of a business entity. The funded status of a plan should be measured as of the date of the Company's year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006.

      As of December 31, 2005, the Company's Pension Plan was underfunded by $1,084,000, as defined in the Statement. At December 31, 2005, the Company recorded a minimum pension liability of $766,000, net of tax of $395,000 as a reduction in shareholders' equity. Accordingly, management does not expect the impact of applying the Statement to the Pension Plan to have a material impact on the Company's financial statements.

      As of December 31, 2005, the Company's Post-Retirement Plan was underfunded by $1,560,000, as defined in the Statement; Accordingly, management does not expect the impact of applying the Statement to the Post-Retirement Plan to have a material impact on the Company's financial statements.

      In September 2006, the Security and Exchange Committee issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to evaluate the materiality of unadjusted financial statement misstatements using both the rollover and iron curtain methods. The rollover method quantifies a misstatement based on the amount of the error originating in the current period statement of income. The iron curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the statement of financial condition at the end of the current period, irrespective of the misstatement's year(s) of origination. SAB No. 108 is effective for years ending after November 15, 2006. The cumulative effect of the initial application on prior years is required to be reported as an adjustment to retained earnings at the beginning of the year of initial application. Management is studying the effects of SAB No. 108 on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the "Company") at September 30, 2006 and 2005 and December 31, 2005, and the consolidated results of operations for the three and nine months ended September 30, 2006 and 2005. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

Executive Overview

      Net income decreased $162,000, or 14%, for the quarter ended September 30, 2006 compared to the third quarter last year. The following were significant factors contributing to the results for the third quarter of 2006:

*	Net interest income decreased $387,000, or 10%, largely resulting from continued margin compression.
*	Non-interest income increased $55,000, or 4%, primarily due to increases in bankcard income, service charges and fees on deposit accounts and other income.
*	Non-interest expense was essentially flat year on year.
*	Total loans increased by $27.3 million, or 8%, at September 30, 2006 compared to September 30, 2005, primarily driven by continued growth in the residential and commercial real estate categories.

Results of Operations

      Net Income. Net income for the nine months ended September 30, 2006 was $2.7 million, a decrease of $970,000 compared to the same period in 2005. Earnings per share were $2.48 and $3.30 for the nine months ended September 30, 2006 and September 30, 2005, respectively. Annualized return on average equity ("ROE") and return on average assets ("ROA") for the first nine months of the year were 8.96% and .66%, respectively. Annualized ROE and ROA were 11.95% and .95%, respectively, for the same period in 2005.

      Net income for the three months ended September 30, 2006 decreased $162,000, or 14%, compared with the same period last year and earnings per share decreased to $0.95 compared to $1.08 for the same period one year ago. Annualized ROE and ROA were 10.32% and .74%, respectively for the third quarter of 2006 compared to 11.61% and .90% for the same period in 2005.

      Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. On a fully tax-equivalent basis, net interest income decreased by $1.2 million, or 9%, to $11.4 million in comparison to the same period last year. The Company's net interest margin declined 49 basis points to 2.97% for the nine months ended September 30, 2006 compared to 3.46% for the same period a year ago. The continued compression in the net interest margin can be attributed to higher deposit costs and increases in the cost of borrowings, without a proportional increase in the yields on loans and investments. The Company's interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased 59 basis points to 2.61% for the first nine months of 2006 as compared to the first nine months of 2005.

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

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax-Equivalent Basis)

	Nine months ended September 30,

	2006			2005

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$145,663	$ 5,230	4.80%	$149,354	$ 5,026	4.50%
Loans, gross (excludes loans held for sale) (1)	368,173	17,147	6.23%	332,886	14,353	5.74%

Total interest earning assets	513,836	$22,377	5.82%	482,240	$19,379	5.35%

Other assets:
Cash and due from banks	9,634			10,265
Other assets	25,321			24,545

	$548,791			$517,050

Liabilities
Interest Bearing Liabilities:
Deposits:
NOW deposits	$72,296	$603	1.12%	$64,664	$215	0.44%
Money market accounts	20,288	230	1.52%	27,092	186	0.92%
Savings deposits	66,138	724	1.46%	67,261	448	0.89%
Time deposits	120,309	3,306	3.67%	98,474	1,975	2.68%

Total interest bearing deposits	279,031	4,863	2.33%	257,491	2,824	1.47%
Borrowings:
Federal Home Loan Bank borrowings	157,588	5,470	4.64%	152,531	3,768	3.30%
Junior subordinated debt securities	6,828	335	6.56%	-	-	0.00%
Other borrowed funds	14,050	310	2.95%	13,766	230	2.23%

Total borrowings	178,466	6,115	4.58%	166,297	3,998	3.21%

Total interest bearing liabilities	457,497	$10,978	3.21%	423,788	$6,822	2.15%

Non-Interest Bearing Liabilities & Shareholders' Equity:
Demand deposits	45,065			44,795
Other liabilities	5,942			7,500
Shareholders' equity	40,287			40,967

	$548,791			$517,050

Net interest income (1)		$11,399			$12,557

Net interest rate spread (2)			2.61%			3.20%
Net interest margin (2)			2.97%			3.46%
Supplemental Information:
Total deposits, including demand deposits	$324,096	$4,863		$302,286	$2,824

Cost of total deposits			2.01%			1.25%
Total funding liabilities, including demand deposits	$502,562	$10,978		$468,583	$6,822

Cost of funding liabilities			2.92%			1.95%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $524,000 and $538,000 for the nine months ended September 30, 2006 and 2005, respectively.
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

Analysis of Changes in Interest Income and Expense

	Nine months ended September 30,

	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)

Interest Earning Assets
Investment securities (1)	$ (124)	$ 336	$ (8)	$ 204
Loans, gross (excludes loans held for sale) (1) (2)	1,521	1,151	123	2,795

Total interest earning assets	$1,397	$ 1,487	$ 115	$ 2,999

Interest Bearing Liabilities
NOW deposits	$ 26	$ 324	$ 38	$ 388
Money market accounts	(47)	122	(31)	44
Savings deposits	(7)	288	(5)	276
Time deposits	438	731	162	1,331

Total deposits	410	1,465	164	2,039

FHLB borrowings	125	1,527	50	1,702
Junior subordinated debt securities	-	-	335	335
Other borrowed funds	5	74	1	80

Total borrowings	130	1,601	386	2,117

Total interest bearing liabilities	$ 540	$ 3,066	$ 550	$ 4,156

Net change in net interest income	$ 857	$(1,579)	$(435)	$(1,157)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $524,000 and $538,000 for the nine months ended September 30, 2006 and 2005, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

      The average balance of interest-earning assets for the first nine months of 2006 amounted to $513.8 million, an increase of $31.6 million, or 7%, over the same period in 2005. Average loan balances increased $35.3 million, or 11% for the first nine months of 2006 compared to the same period in 2005. Average investment securities decreased by $3.7 million, or 2% for the nine months ended September 30, 2006 compared to the same period in 2005, as cash flows from maturing investments continue to be used to fund growth in the loan portfolio. The yield on interest-earning assets increased 47 basis points to 5.82% for the first nine months in 2006, compared to 5.35% for the same period in 2005. The yield on loans increased 49 basis points from 5.74% for the nine months ended September 30, 2005 to 6.23% for the nine months ended September 30, 2006 and the yield on investments also increased 30 basis points to 4.80% for the nine months ended September 30, 2006.

      The average balance of interest-bearing liabilities for the first nine months of 2006 was $457.5 million, an increase of $33.7 million, or 8%, over the same period in 2005. Average interest-bearing deposits increased $21.5 million, or 8%, to $279.0 million for the nine months ended September 30, 2006 compared to the same period in 2005. Average time deposits grew $21.8 million, or 22%, for the nine months ended September 30, 2006 compared to the same period in 2005; of this increase, $17.3 million was from brokered time certificates of deposit. Average borrowings for the nine months ended September 30, 2006 were $178.5 million compared to $166.3 million for the same period in 2005, an increase of $12.2 million, or 7%. The increase in borrowings was in part due to the issuance of $8.2 million of junior subordinated debt securities, related to our issuance of trust preferred securities, (see Note 7 to the Condensed Notes to Consolidated Financial Statements included in Item 1). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The cost of interest-bearing liabilities increased to 3.21% during the nine months ended September 30, 2006, an increase of 106 basis points over the nine months ended September 30, 2005. The increase is, in part, attributable to a 137 basis points increase in the cost of borrowings during the first nine months of 2006 compared to the same period in 2005. Interest expense on the subordinated debt securities for the nine months ended September 30, 2006 was $335,000 compared to $0 for the nine months ended September 30, 2005. The cost of interest-bearing deposits also increased 86 basis points during the first nine months of 2006 compared to the same period in 2005, primarily resulting from upward competitive pricing pressures on deposits, due in part to the rising interest rate environment. Additionally, the growth in deposits over the prior year was in certificates of deposit, which are typically higher costing than other core sources of funding.

      Provision for Loan Losses. The provision for loan losses represents the charge to expense that is required to maintain an adequate level of allowance for loan losses. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure all relevant matters affecting loan collectibility will be consistently identified. Such methods include: a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems; a risk rating analysis for all commercial and commercial real estate loans; and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve: overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans; delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes; and other qualitative considerations.

      No provision for loan losses was recorded in the first nine months of 2006 compared to recording a net provision benefit of $215,000 for the nine months ended September 30, 2005. Asset quality remains sound with nonperforming assets of $2.7 million, or .48% of total assets, at September 30, 2006 compared to .46% of total assets at December 31, 2005. Total net charge offs as a percent of total loans was 0% for the nine months ended September 30, 2006 and .01% for September 30, 2005.

      Management believes that the level of allowance for loan losses at September 30, 2006, of $4.3 million, or 1.11% of total loans outstanding, is adequate. The allowance for loan losses was $4.2 million, or 1.20% of total loans outstanding, as of September 30, 2005.

      Non-Interest Income. Non-interest income increased by $279,000, or 7%, to $4.5 million for the nine months ended September 30, 2006 compared to the same period last year. Financial services fees and commissions increased $64,000, or 4% for the nine months ended September 30, 2006 compared to the same period last year. Income from cash surrender value of life insurance increased $45,000, or 20% for the nine months ended September 30, 2006 compared to the same period last year. Bankcard fees increased $34,000, or 15% and other income increased $149,000 for the nine months ended September 30, 2006 compared to the same period last year . Partially offsetting this increase was a $36,000, or 6%, decline in loan fees for the nine months ended September 30, 2006 compared to the same period last year.

      Total non-interest income increased $55,000, or 4%, during the third quarter of 2006 compared to the third quarter of 2005. Bankcard income increased 14% or $13,000 during the three months ended September 30, 2006 compared to the same period last year. Service charges and fees on deposit accounts increased $11,000, or 2%, for the third quarter of 2006 compared to 2005. Other income increased by $45,000. Offsetting these increases was a decline in income from financial services fees and commissions of $21,000, or 4% during the third quarter of 2006 compared to 2005.

      Non-Interest Expense. Total non-interest expense, which consists of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense increased $602,000, or 5%, to $11.9 million for the nine months ended September 30, 2006 compared to $11.3 million for the nine months ended September 30, 2005. The increase was primarily attributable to a $344,000, or 5%, increase in salaries and employee benefits costs resulting from an increase in health insurance costs and additional staffing. Other expense also increased by $253,000, or 10% for the nine months ended September 30, 2006 compared to the same period in 2005, primarily due to increases in advertising and promotional costs in connection with the Bank's new branding efforts.

Non-interest expense was $3.8 million in the third quarter of 2006 compared to $3.7 million for the third quarter of 2005, representing an increase of only $12,000.

Financial Condition

      The Company's total assets increased to $563.9 million at September 30, 2006, an increase of $34.0 million, or 6%, over December 31, 2005. The increase in total assets was primarily attributable to continued growth in total loans.

      Loan Portfolio. Total loans increased by $26.2 million, or 7%, during the nine months ended September 30, 2006 compared to December 31, 2005. The increases were mainly in residential real estate, commercial real estate and municipal loans which increased $9.9 million, $10.1 million and $4.5 million, respectively.

Between September 30, 2005 and September 30, 2006, the loan portfolio increased $27.3 million or 8%, a direct result of continued strong origination and customer demand throughout our market areas.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	September 30, 2006		September 30, 2005		December 31, 2005

	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans

	(Dollars in thousands)

Real estate:
Residential	$235,524	61.6%	$218,807	61.6%	$225,648	63.4%
Commercial	77,022	20.2%	64,241	18.1%	66,924	18.8%
Commercial and industrial	28,763	7.5%	27,870	7.9%	27,919	7.8%
Consumer	31,353	8.2%	29,484	8.3%	30,471	8.6%
Municipal	9,427	2.5%	14,399	4.1%	4,896	1.4%

Total	$382,089	100.0%	$354,801	100.0%	$355,858	100.0%

      Asset Quality. As of September 30, 2006, nonperforming assets totaled $2.7 million, an increase of $313,000 over the same date last year and an increase of $288,000 from December 31, 2005. As a percentage of total assets, nonperforming assets at September 30, 2006 were 0.48% compared to 0.45% at September 30, 2005.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2006	September 30, 2005	December 31, 2005

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$1,670	$2,073	$2,256
Accruing loans contractually past due 90 days or more	1,060	344	186

Total nonperforming loans	2,730	2,417	2,442

Other real estate owned	-	-	-
Nonperforming securities	-	-	-

Total nonperforming assets	$2,730	$2,417	$2,442

Ratio of nonperforming assets to total assets	0.48%	0.45%	0.46%

Ratio of nonperforming loans to total loans	0.71%	0.68%	0.69%

      Allowance for Loan Losses. At September 30, 2006, the allowance for loan losses totaled $4.3 million, or 1.11% of total loans compared to $4.2 million, or 1.20% of total loans at September 30, 2005. Net recovery activity totaled $9,000 for the first nine months of 2006 compared to net charge-offs of $46,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	September 30,

	2006	2005

	(Dollars in thousands)

Total loans outstanding at the end of the period (1)	$382,089	$354,801

Average loans outstanding during the period (1)	$368,173	$332,886

Allowance for loan losses, beginning of the period	$ 4,248	$ 4,504
Recovery of loan losses	-	(215)

Balance before loan charge-offs	4,248	4,289

Loans charged-off	268	217
Less recoveries on loans charged-off	277	171

Net loan (recoveries) charge-offs	(9)	46

Allowance for loan losses, end of the period	$ 4,257	$ 4,243

Ratios:
Net charge-offs to average loans outstanding	0.00%	0.01%
Net charge-offs to loans, end of period	0.00%	0.01%
Allowance for loan losses to average loans outstanding	1.16%	1.27%
Allowance for loan losses to total loans, end of period	1.11%	1.20%
Allowance for loan losses to nonperforming loans	155.93%	175.55%

(1)	Excludes loans held for sale.

      Investments. Total investments increased $7,000 to $140.7 million at September 30, 2006 from December 31, 2005. At September 30, 2006, the Company's available for sale portfolio had a net unrealized loss, net of taxes, of $1.7 million, compared to $1.4 million at December 31, 2005. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

The following table sets forth the Company's securities at the dates indicated.

	September 30, 2006		September 30, 2005		December 31, 2005

	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

	(Dollars in thousands)

Securities available for sale:
Mortgage-backed securities	$ 86,356	$ 83,989	$ 76,502	$ 75,273	$ 78,531	$ 76,480
U.S. Treasury notes and other U.S. Government agencies	17,507	17,321	26,586	26,401	23,061	22,769
Obligations of states and political subdivisions	21,141	21,254	21,710	22,151	21,646	21,939
Other securities	6,709	6,609	4,815	4,705	7,793	7,664
Total
	$131,713	$129,173	$129,613	$128,530	$131,031	$128,852

Securities held to maturity:
Obligations of states and political subdivisions	$ 1,979	$ 2,022	$ 2,150	$ 2,239	$ 2,078	$ 2,143

      Deposits. Deposits continue to represent the Company's primary source of funds for lending and investment activities. At September 30, 2006, deposits of $335.7 million were $652,000 higher than at December 31, 2005. Between September 30, 2005 and September 30, 2006, total deposits increased $1.0 million.

      Borrowings. Borrowings amounted to $181.1 million at September 30, 2006, an increase of $33.4 million, or 23%, from December 31, 2005. At September 30, 2006, borrowings consisted primarily of Federal Home Loan Bank of Boston ("FHLB") borrowings totaling $154.9 million, an increase of $24.8 million over balances as of December 31, 2005. The remaining borrowings consisted primarily of assets sold under repurchase agreements totaling $17.9 million and junior subordinated debt securities issued in connection with our trust preferred securities offering totaling $8.2 million.

      Between September 30, 2005 and September 30, 2006, total borrowings increased $28.6 million, or 19%, primarily due to an increase in FHLB borrowings resulting from continued loan growth and the issuance of $8.2 million of junior subordinated debt securities.

Liquidity and Capital Resources

      Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. In addition, as an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At September 30, 2006, the Bank had $22.1 million of brokered certificates of deposits outstanding. The Company had $19.9 million in brokered certificates of deposits for the comparable period of 2005.

      The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company's commitments and debt service requirement, at September 30, 2006, consist of $8.4 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I, (see Note 7 to the Condensed Notes to Consolidated Financial Statements included in Item 1). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2006, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2006, the Company and the Bank exceeded all of their regulatory capital requirements.

      On February 17, 2006, the Company, through Union Bankshares Capital Trust I, raised additional capital from the issuance of $8.0 million of trust preferred securities, the proceeds of which were used to purchase 30-year junior subordinated deferrable interest debt securities of the Company, (see Note 7 to the Condensed Notes to Consolidated Financial Statements included in Item 1).

      At September 30, 2006, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.03% and 14.28%, respectively, compared to 11.50% and 12.75%, respectively, at December 31, 2005. At September 30, 2006, the Company and the Bank had a Tier 1 leverage ratios of 7.93% and 7.08%, respectively, compared to 6.83% and 6.80%, respectively, at December 31, 2005.

Off-Balance Sheet Risks and Commitments

      As of September 30, 2006 and 2005, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $74.7 million and $74.9 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

      The following table is a summary of the Company's contractual obligations as of September 30, 2006, consisting of operating and capital lease obligations and FHLB borrowings, by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations	(Dollars in thousands)

Operating lease obligations	$ 5,042	$ 211	$ 361	$ 367	$ 4,103
Capital lease obligations	1,936	92	185	187	1,472
FHLB borrowings	154,934	105,876	40,120	8,555	383
Junior subordinated debt securities	8,248	-	-	-	8,248

Total	$170,160	$106,179	$40,666	$9,109	$14,206

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

Interest Rate Sensitivity

	200 Basis Point Rate Increase	200 Basis Point Rate Decrease

September 30, 2006	(3.58%)	1.88%
September 30, 2005	(0.73%)	(0.42%)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company's then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company's common stock outstanding as of April 14, 2002. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company's common stock outstanding as of April 10, 2006. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended, effective April 19, 2006, until such time as all shares authorized for repurchase under the Stock Repurchase Program have been repurchased. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of September 30, 2006, the Company had repurchased a total of 103,860 shares of its stock since the Program's inception.

During the three months ended September 30, 2006, the Company repurchased 6,848 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2006	2,700	63.89	2,700	46,367
August 1 - 31, 2006	2,805	62.85	2,805	43,562
September 1 - 30, 2006	1,343	61.31	1,343	42,219

TOTAL	6,848	62.96	6,848	42,219

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
*****10.2

Form of Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

****10.3	Salary Continuation Agreements for the Executive Officers of the Bank
***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.
***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****10.6

Form of Amendment to the Deferred Compensation Agreements between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

******15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006.
******	Included as page 1 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

November 14, 2006	/s/ Peter A. Blyberg

Date	Peter A. Blyberg, President and Chief Executive Officer

November 14, 2006	/s/ Timothy R. Maynard

Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
**3.2	Amended and Restated Bylaws of the Company
***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
*****10.2

Form of Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

****10.3	Salary Continuation Agreements for the Executive Officers of the Bank
***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.
***10.5

Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****10.6

Form of Amendment to the Deferred Compensation Agreements between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

******15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006.
******	Included as page 1 of this Quarterly Report on Form 10-Q.

