Form 10-K
period 2006-12-31
UNION BANKSHARES CO/ME
filed 2007-03-30
CIK 745083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 0-12958

UNION BANKSHARES COMPANY
(Exact name of registrant as specified in its charter)

Maine	01-0395131
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The aggregate market closing value of the voting stock held by non-affiliates of the registrant as of June 30, 2006, was $69,196,459.

1,064,540 shares of the Company's Common Stock, $12.50 par value, were issued and outstanding as of March 9, 2007.

Documents incorporated by reference in this report:

Portions of the definitive proxy statement, to be dated April 16, 2007, for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report on Form 10-K.

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

      This list of important factors is not exclusive. Any or all of the forward-looking statements in this report may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward looking statement can be guaranteed. Union Bankshares Company and its wholly-owned subsidiary, Union Trust Company, disclaim any obligation to update any forward-looking statement, whether written or oral, that may be made from time to time by or on our behalf, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Item 1. BUSINESS

      Union Bankshares Company (the "Company") is a Maine-chartered, federally registered bank holding company headquartered in Ellsworth, Maine incorporated in 1984. The Company is the sole stockholder of Union Trust Company ("Union Trust" or the "Bank"), a Maine chartered commercial bank established in 1887. On August 31, 2000, the Company completed its acquisition of Mid-Coast Bancorp, Inc., and its principal subsidiary, The Waldoboro Bank, FSB. On September 29, 2000, The Waldoboro Bank, FSB was merged with Union Trust.

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

      The Company serves the financial needs of individuals, businesses, municipalities and organizations with a full range of community banking services. The community banking business derives its revenues from interest and fees earned in connection with its lending activities, interest and dividends on investment securities, service charges and fees on deposit accounts, and fees and commissions from trust accounts and investment advisory services. As of December 31, 2006, the Company had total assets of $551.0 million, total deposits of $347.8 million and shareholders' equity of $41.6 million.

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

      In attracting deposits, the Company's primary competitors are savings banks, commercial banks, credit unions, as well as other non-bank institutions such as brokerage firms and insurance companies that offer financial alternatives. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rate of return, liquidity, and risk among other factors, convenient branch location and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

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

      The Bank sells a portion of its fixed-rate residential real estate loans with terms in excess of 15 years to the secondary market based on prevailing market interest rate conditions, an analysis of the composition and risk of the loan portfolio, liquidity needs and interest rate risk management goals. Generally, loans are sold without recourse and with loan servicing retained. During 2006, the Bank sold $13.9 million of these loans to Freddie Mac. The Bank also occasionally sells participation interests in its larger commercial loans to other community banks in Maine.

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

      Borrowings. Borrowings consist of short-term and intermediate term obligations. This funding consists of Federal Home Loan Bank of Boston ("FHLB") advances, federal funds purchased, treasury tax and loan notes and assets sold under repurchase agreements. In a repurchase transaction, the Bank will generally sell a security agreeing to repurchase either the same or a substantially identical security on a specified later date. Repurchase agreements averaged $14.9 million during 2006, down from $15.4 million in 2005. The Bank also borrows from the FHLB to supplement its supply of funds available for lending and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and qualifying mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of the Bank's net worth or on the FHLB's assessment of the Bank's creditworthiness. At December 31, 2006, the Bank had $129.7 million outstanding in FHLB borrowings with initial maturities ranging from 1 month to 10 years.

      Also included in borrowings are junior subordinated debentures payable to the Company's unconsolidated Delaware trust affiliate, Union Bankshares Capital Trust I (the "Trust"), that on February 17, 2006 completed a private placement of $8.0 million of trust preferred securities. As part of this transaction, the Company issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to the Trust. For the first five years after issuance, the debt securities will bear interest at a Blended Rate equal to the sum of (1) the product of (a) 50% times (b) the floating three month LIBOR plus 1.42% (the "Variable Rate") plus (2) the product of (a) 50% times (b) the 5 year interest rate swap rate fixed two business days prior to closing plus 1.42% (the "Fixed Rate"). Therefore, for the first five years after issuance, the Variable Rate portion of the Blended Rate will float in relation to the floating three month LIBOR rate and the Fixed Rate portion of the Blended Rate will be fixed. The Blended Rate applicable to the last distribution, on January 7, 2007, was 6.63%. The debt securities obligate the Company to pay interest on their principal sum quarterly in arrears on January 7, April 7, July 7, and October 7 of each year. The debentures have a stated maturity of April 7, 2036, but may be redeemed by the Company, in whole or in part, beginning on April 7, 2011, on any interest payment date.

Investment Management, Brokerage and Insurance

      The Bank's Investment and Trust Services Group provides advisory and investment management and trust services to a broad range of individuals and institutional customers. In addition, the Bank serves as fiduciary for clients, acting as trustee, agent, or personal representative of estates.

      Accounts maintained by the Investment and Trust Services Group consist of "managed" and "non-managed" accounts. "Managed" accounts are those for which the Bank is responsible for administration and investment management and/or investment advice. "Non-managed" accounts are those for which the Bank acts solely as a custodian or directed trustee. The Bank receives fees dependent upon the level and type of service(s) provided. For the year ended December 31, 2006, the Investment and Trust Services

Group generated gross fee revenues of $2.5 million. Total assets under administration as of December 31, 2006, were $379 million, an increase of $49 million, or 2% from December 31, 2005.

      The Bank's Cornerstone Investment Services Group provides access to a wide-range of brokerage and insurance products. The majority of accounts maintained consist of retirement and other accounts, annuities, mutual funds, individual stocks and bonds, and life and long term care insurance.

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

      The following references to the laws and regulations under which the Bank and the Company are regulated are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such laws and regulations. These laws and regulations have been established primarily for the protection of consumers and the deposit insurance fund, not Company shareholders. Any change in such laws and regulations, whether by the Bureau, the FDIC, the FRB or the SEC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and shareholders.

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

      The Bureau may, under certain circumstances, suspend or remove directors or officers of a bank if: (1) the directors or officers have violated a law, rule, regulation or cease and desist order that has become final; engaged in or participated in any unsafe or unsound practice; or committed or engaged in any act, omission, or practice that constitutes a breach of the fiduciary duty of the officer or director; (2) by reason of the violation, practice or breach the bank has suffered or will probably suffer financial loss or other damage, the interests of the bank's depositors or creditors or the public have been or could be prejudiced, or the officer or director has received financial gain or other benefit; and (3) the violation, practice or breach involves personal dishonesty or demonstrates willful or continuing disregard for the safety or soundness of the bank.

Federal Regulation of the Company. The Company is subject to the law and regulations of the State of Maine, the federal law of the United States and the regulations of the FRB.

      Capital Requirements. The FRB has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. The FRB capital adequacy guidelines generally require bank holding companies to maintain total capital equal to 8% of total risk-adjusted assets, with at least one-half of that amount consisting of Tier 1, or core capital, and up to one-half of that amount consisting of Tier 2, or supplementary capital. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders' equity and perpetual preferred stock (subject in the case of the latter to limitations on the kind and amount of such stocks which may be included as Tier 1 capital), less goodwill and, with certain exceptions, intangibles. Tier 2 capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not past-due (90 days or more) or non-performing and which have been made in accordance with prudent underwriting standards are assigned a risk-weight of 50%, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

      The Sarbanes-Oxley Act. As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, (the "Sarbanes-Oxley Act"), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act's principal legislation and the derivative regulation and rule making promulgated by the SEC includes:

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

Federal Regulation of the Bank. The Bank is subject to federal law and regulations of the FRB.

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

      Institutions with significant interest rate risk may be required to hold additional capital. The agencies also issued a joint policy statement providing guidance on interest rate risk management, including a discussion of the critical factors affecting the agencies' evaluation of interest rate risk in connection with capital adequacy. The Bank was considered "well capitalized" under FRB guidelines at December 31, 2006.

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

      Deposit Insurance. The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund (the "DIF") on March 31, 2006. The Bank is a member of the DIF and pays its deposit insurance assessments to the DIF.

      Pursuant to FDICIA, the FDIC established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association posed to its deposit insurance fund. Effective January 1, 2007, the FDIC established a risk-based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of four risk categories, with the first category having two sub-categories based on the institution's most recent supervisory and capital evaluations, designed to measure risk. Assessment rates currently range from 0.05% of deposits for an institution in the highest sub-category of the highest category to 0.43% of deposits for an institution in the lowest category. The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%. The FDIC allows the use of credits for assessments previously paid, and the Bank believes that it has credits that will offset certain assessments.

      In addition, all federally insured institutions are required to pay assessments to the FDIC at an annual rate of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017 through 2019.

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

      Nontraditional Mortgage Product Risk. In September of 2006, the federal banking agencies published final guidance for institutions that originate or service nontraditional or alternative mortgage products, defined to include all residential mortgage loan products that allow borrowers to defer repayment on principal or interest, such as interest-only mortgages and payment option adjustable-rate mortgages. At this time the Bank does not originate or service nontraditional or alternative mortgage products.

      Concentrations in Commercial Real Estate Loans. In December of 2006, the FRB adopted guidance entitled "Concentrations in Commercial Real Estate (CRE) Lending, Sound Risk Management Practices," or the CRE Guidance, to address concentrations of commercial real estate loans in institutions. The CRE Guidance reinforces and enhances the FRB's existing regulations and guidelines for real estate lending and loan portfolio management, and establishes specific commercial real estate lending thresholds at which a concentration of commercial real estate loan is deemed to exist. The CRE Guidance applies to institutions with an accumulation of credit concentration exposures and asks that the banks quantify the additional risk such exposures may pose, including stratification of the commercial real estate portfolio by, among other things, property type, geographic market, tenant concentrations, tenant industries, developer concentrations and risk rating. In addition, an institution should perform periodic market analyses for the various property types and geographic markets represented in its portfolio. Further, an institution with commercial real estate concentration risk should also perform portfolio level stress tests or sensitivity analysis to quantify the impact of changing economic conditions on asset quality, earnings and capital. The Bank believes that the CRE Guidance will not have a material impact on the conduct of its business, and the Bank will be able to effectively implement requirements and suggestions set forth in the CRE Guidance during 2007.

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

      Community Reinvestment. Under the Community Reinvestment Act ("CRA"), insured depository institutions, including the Bank, have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of the entire community, including low and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the FRB to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The CRA requires the FRB to provide a written evaluation of an institution's CRA performance utilizing a four-tiered descriptive rating system, and the institution is required to publicly disclose its CRA rating. The four descriptive ratings are "outstanding," "satisfactory," "needs to improve" and "substantial noncompliance." The Bank received a "Satisfactory" rating on its last CRA exam dated July 31, 2006.

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

      Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") system, which consists of 12 regional FHLB's. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Boston (the "FHLB-Boston"), is required to acquire and hold shares of capital stock in the FHLB-Boston in an amount equal to at least 0.35% of the Bank's "Membership Stock Investment Base," as defined by the FHLB-Boston, or $10,000, whichever is greater. The Bank is also required to own activity based stock, which is based on 4.5% of the Bank's outstanding advances, or 3% for overnight advances. These percentages are subject to change by the FHLB-Boston. The Bank was in compliance with this requirement with an investment in FHLB-Boston stock at December 31, 2006 of $7.7 million. Any FHLB advances must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance. The FHLB's are required to provide funds for certain purposes including contributing funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLB's pay to their members and result in the FHLB's imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, the Bank's net interest income would be affected.

      Federal Reserve System. Under FRB regulations, the Bank is required to maintain noninterest-earning reserves against its transaction accounts. Current FRB regulations generally require a 3% reserve for transaction accounts from $8.5 million to $45.8 million, subject to adjustment by the FRB. The first $8.5 million of otherwise reservable balances, subject to adjustments by the FRB, are exempted from the reserve requirements. A 10% reserve is required for transaction accounts in excess of $45.8 million. The Bank is in compliance with these requirements. Because required reserves must be maintained in the form of either vault cash, a noninterest-bearing account at a Federal Reserve Bank or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

      The Bank Secrecy Act. The Bank is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations. By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

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

*

financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

*

financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

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

EMPLOYEES

      As of December 31, 2006, the Bank had 156 full-time employees and 7 part-time employees. The Bank enjoys good relations with its employees. A variety of employee benefits, including health, life and disability income replacement insurance, a funded, noncontributory pension plan, and a defined contribution plan are available to qualifying employees.

SEASONAL INFORMATION

      In the Bank's market area, deposit balances generally increase during the summer and autumn months of each year due to an influx of tourists and seasonal residents returning to the area. In 2006, the maximum amount of deposits at any month end was $353.8 million in October. The deposit fluctuation is predictable and does not have a material adverse effect on the Bank and its operations.

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

      The local economy may affect future growth possibilities. The Company's current market area is principally located in Washington, Hancock, Waldo, Knox, and Lincoln Counties, which are located along the coast of the State of Maine. Future growth opportunities depend on the growth and stability of the regional economy and the Company's ability to expand its market area. A downturn in the local economy may limit funds available for deposit and may negatively affect borrowers' ability to repay their loans on a timely basis, both of which could have an impact on profitability.

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

      The Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations. The Company is subject to extensive regulation, supervision and examination by the Maine Bureau of Financial Institutions, as the Bank's chartering authority, by the FDIC as the insurer of the Bank's deposits up to certain limits, and by the FRB, of which the Bank is a member, and which regulates and oversees the Company as a bank holding company. The Bank also belongs to the FHLB System and, as a member of such system, is subject to certain limited regulations promulgated by the FHLB-Boston. This regulation and supervision limits the activities in which the Company and the Bank may engage. The purpose of regulation and supervision is primarily to protect the Bank's depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to the Company or the Bank, or in banking regulators' supervisory policies or examination procedures, whether by the Maine Bureau of Financial Institutions, the FDIC, other state or federal regulators, the United States Congress or the Maine legislature could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

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

      In attracting deposits, the Company's primary competitors are savings banks, commercial banks, credit unions, as well as other non-bank institutions such as brokerage firms and insurance companies that offer financial alternatives. Competitive factors considered in attracting and retaining deposits include deposit and investment products and their respective rate of return, liquidity, and risk among other factors, convenient branch location and hours of operation, personalized customer service, online access to accounts, and automated teller machines.

      If the Company is unable to compete successfully, the business and operations could be adversely affected. Competition for loan originations and deposits may limit future growth and earnings prospects.

      If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company's financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits. Beginning with the Company's annual report for the fiscal year ending December 31, 2007, the Company will have to include in its annual reports filed with the SEC a report of management regarding internal control over financial reporting. As a result, the Company recently began to document and evaluate its internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act and SEC rules and regulations, which require an annual management report on internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by the Company's independent auditors addressing these assessments. Accordingly, management has formulated a Committee to assist in (i) assessing and documenting the adequacy of internal control over financial reporting, (ii) improving control processes, where appropriate, and (iii) verifying through testing that controls are functioning as documented. If the Company fails to identify and correct any significant deficiencies in the design or operating effectiveness of its internal control over financial reporting or fails to prevent fraud, current and potential shareholders and depositors could lose confidence in the Company's financial reporting, which could adversely affect its business, financial condition and results of operations, the trading price of its stock and its ability to attract additional deposits.

      The Company's Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company's common stock to decline. Certain provisions of the Company's Certificate of Incorporation and bylaws and applicable provisions of Maine and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of the Company through a tender offer, business combination, proxy contents or some other method, even though you might be in favor of the transaction.

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

Item 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

Item 2. PROPERTIES

      The Company's headquarters and the Bank's main branch are located at 66 Main Street, Ellsworth, Maine, in a three-story building owned by the Bank. The building contains approximately 44,000 square feet. As of December 31, 2006, the Company's properties and leasehold improvements had an aggregate net book value of $7.2 million.

Location	Ownership	Year Opened	Lease Expiration

Corporate Headquarters of the Bank and the Company 66 Main Street Ellsworth, Maine 04605	Owned	1887	---

Branch Offices: 51 Main Street Jonesport, Maine 04649	Owned	1974	---

9 Tenney Hill Blue Hill, Maine 04614	Owned	1974	---

3 Atlantic Avenue Stonington, Maine 04681	Owned	1922	---

29 Main Street Milbridge, Maine 04658	Owned	1956	---

1768 Atlantic Highway Waldoboro, Maine 04572	Owned	1988	---

75 Elm Street Camden, Maine 04843	Owned	2001	---

175 High Street Ellsworth, Maine 04605	Leased	1963	2006

21 Main Street Castine, Maine 04421	Leased	1991	2007

43 Cottage Street Bar Harbor, Maine 04609	Leased	1997	2007

17 Belmont Avenue Belfast, Maine 04915	Leased	1997	2018

1316 State Highway 102 Bar Harbor, Maine	Leased	2006	2026

3 Glen Street Rockland, Maine 04841	Leased	2006	2036

Item 3. LEGAL PROCEEDINGS

      There are no material legal proceedings pending to which the Company or the Bank is a party, or of which any of their property is the subject, other than ordinary routine litigation incidental to the business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders in the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The Company's common stock has been listed on the OTC Bulletin Board under the symbol "UNBH" since October 28, 2003. Prior to that date, the Company's common stock was not listed on any stock exchange or actively traded. The Company declared quarterly cash dividends totaling $1.60 per share during 2006 and $1.60 per share during 2005.

The following table sets forth the high and low sales prices of our common stock as reported on the OTC Bulletin Board and the dividends declared per share of common stock for the periods indicated.

	High	Low	Dividend

2006
4th Quarter	$61.000	$54.500	$0.400
3rd Quarter	$64.750	$58.000	$0.400
2nd Quarter	$68.000	$63.250	$0.400
1st Quarter	$70.000	$61.500	$0.400

2005
4th Quarter	$71.000	$68.000	$0.400
3rd Quarter	$75.000	$71.000	$0.400
2nd Quarter	$79.000	$70.000	$0.400
1st Quarter	$77.000	$54.625	$0.400

As of March 9, 2007 there were approximately 723 holders of record of the Company's common stock.

      Payment of dividends by the Company on its common stock is subject to various regulatory restrictions and guidelines. Because substantially all of the funds available for the payment of dividends are derived from the Bank, future dividends will depend on the earnings of the Bank, its financial condition, its need for funds, applicable governmental policies and regulations, and other such matters as the Board of Directors deems appropriate. Please see the discussion of dividends under "Maine Banking Laws and Supervision" on page 4. Management believes that the Bank will continue to generate adequate earnings to continue to pay dividends on a quarterly basis.

      The following graph provides a comparison of total shareholder return on the common stock of the Company with that of other comparable issuers and illustrates the yearly percentage change in the Company's cumulative total shareholder return on its common stock for each of the last five years. For purposes of comparison, the graph illustrates comparable shareholder return of NASDAQ banks as a group as measured by the NASDAQ Bank Stock Index and in Standard & Poor's 500 Index (S & P 500). The graph assumes a $100 investment on December 31, 2001 in the common stock of the Company, in the NASDAQ Bank Stock Index, and in the S&P 500 and measures the amount by which the market value of each, assuming reinvestment of dividends, has increased as of December 31 of each calendar year since the base measurement point of December 31, 2001. The Company has been listed on the OTC Bulletin Board since October 28, 2003. Prior to that date, the Company's common stock was not listed on any stock exchange or actively traded.

16

	2001	2002	2003	2004	2005	2006

UNBH	$100.00	136.83	147.17	186.55	245.09	203.42
NASDAQ Bank Stock Index	$100.00	106.98	141.83	160.89	157.70	179.22
S&P 500	$100.00	78.03	100.16	110.92	116.28	134.43

      On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company's then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company's common stock outstanding as of April 14, 2002. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company's common stock outstanding as of April 10, 2006. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended, effective April 19, 2006, until such time as all shares authorized for repurchase under the Stock Repurchase Program have been repurchased. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of December 31, 2006, a total of 121,465 shares have been repurchased since the plan's inception on April 14, 2002. The Company repurchased 41,736 shares as part of this plan during 2006 at an average price of $62.60.

The following table summarizes the Company's purchases of its common stock during the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - 31, 2006	3,100	$60.18	3,100	39,119
November 1 - 30, 2006	8,112	$59.07	8,112	31,007
December 1 - 31, 2006	6,393	$58.14	6,393	24,614

TOTAL	17,605	$58.93	17,605	24,614

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

	As of or For the Year Ended December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
Net income	$ 3,801	$ 4,747	$ 4,829	$ 4,278	$ 4,315
Net interest income	14,679	15,817	15,932	14,131	14,001
Non-interest income	6,035	5,751	5,713	6,128	5,837
Non-interest expense	15,649	15,220	14,549	13,801	13,423
Provision for (recovery of) loan losses	-	(215)	222	420	360

PER COMMON SHARE DATA
Earnings per share (in dollars)	$ 3.50	$ 4.28	$ 4.24	$ 3.73	$ 3.75
Dividends declared per share (in dollars)	1.600	1.600	1.275	1.175	1.100
Book value per share (in dollars) (1)	39.09	36.96	36.86	35.57	33.37

FINANCIAL RATIOS
Return on average equity	9.40%	11.61%	11.63%	10.75%	11.82%
Return on average assets	0.69	0.91	1.03	1.06	1.15
Average equity to average assets	7.33	7.87	8.84	9.87	9.76
Net interest margin (2)	3.00	3.41	3.77	3.95	4.30
Allowance for loan losses to total loans	1.15	1.19	1.45	1.52	1.63
Non performing loans to total loans	0.86	0.69	0.47	0.61	0.81
Efficiency ratio (3)	73.03	68.30	65.89	66.56	65.90
Dividend payout ratio (declared)	45.46	37.36	30.18	31.46	29.34

AT YEAR END
Total assets	$550,975	$529,883	$488,355	$464,194	$381,029
Loans, gross (4)	370,167	355,858	309,951	286,333	226,226
Total investment securities	140,498	140,688	144,139	138,155	109,569
Total deposits	347,765	334,998	304,982	298,454	275,765
Total borrowed funds	154,779	147,695	134,414	117,729	59,284
Total shareholders' equity	41,593	40,575	41,092	40,752	38,318

(1)	Calculated by dividing total shareholders' equity by the net shares outstanding at period end.
(2)	Adjusted to tax-equivalent basis.
(3)	Calculated by dividing the Company's operating expenses by the total of net interest income on a tax-equivalent basis before the provision for loan losses, plus other income.
(4)	Excludes loans held for sale.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis reviews the consolidated financial condition of the Company at December 31, 2006 and 2005, as well as the consolidated results of operations for 2006, 2005 and 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 8 of this report on Form 10-K.

      Certain information discussed below is presented on a fully taxable equivalent basis. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company's results of operations.

Executive Overview

      The Company posted net income for the year ended December 31, 2006 of $3.8 million, compared to $4.7 million in 2005. Earnings per share decreased $0.78 to $3.50 compared to $4.28 for 2005. Return on average equity was 9.40% compared to 11.61% in 2005 and return on average assets was .69% compared to .91% in 2005.

      The Company's results in 2006, versus 2005, reflected a decrease in net interest income of $1.1 million, or 7%, from the prior year, ending the year at $14.7 million. This decrease was the result of continued margin compression resulting in a 41 basis point decline in the net interest margin to 3.00% for fiscal year 2006 from 3.41% for 2005. This decrease was offset in part by continued growth in earning assets during the year. Non-interest income increased by $284,000, to $6.0 million, due primarily to continued growth in financial services fees and commissions as well as increases in bankcard fees and other income, partially offset by net losses on sales of securities. Non-interest expenses ended the year at $15.6 million, an increase of $429,000, or 3%, over the prior year. This increase was mainly the result of an increase in advertising expenses.

      Comparing balances at December 31, 2006 to December 31, 2005, total assets increased 4% to $551.0 million. Total deposits increased by $12.8 million, or 4%, while total loans grew to $370.2 million from $355.9 million, a 4% increase over the prior year end. The Company's borrowings increased by $7.1 million, or 5%, during 2006, primarily due to the issuance of $8.2 million of junior subordinated debt securities, related to the issuance of trust preferred securities, (see Note 11 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report). As of December 31, 2006, the Company had total shareholders' equity of $41.6 million, or 8% of total assets, and continued to exceed regulatory requirements for well capitalized institutions.

      Asset quality, as measured by the following ratios, continued to be favorable. Nonperforming assets represented .58% of total assets at the end of 2006, versus 0.46% at the end of 2005. The ratio of net charge-offs to average loans was 0.00% in 2006, as compared to 0.01% for the prior year.

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

Results of Operations

Comparison of 2006 to 2005

      Net Income. Net income for the year ended December 31, 2006 was $3.8 million, representing a decrease of 20% or $946,000 from net income of $4.7 million posted in 2005. Earnings per share were $3.50 and $4.28 for the years ended 2006 and 2005, respectively. Return on average equity and return on average assets were 9.40% and .69% for 2006, respectively. These compare to 11.61% and .91% for 2005, respectively.

      Net Interest Income. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, continues to be the primary source of operating revenue for the Company. During 2006, net interest income accounted for 71% of total revenues for the Company. The amount of net interest income is affected by changes in interest rates and by the volume, mix, and interest rate sensitivity of interest-earning assets and interest-bearing liabilities.

      Net interest income, on a fully tax-equivalent basis, was $15.5 million in 2006, a $1.1 million decrease compared to $16.5 million in 2005. During 2006, net interest margin declined 41 basis points to 3.00%, resulting primarily from increases in the cost of interest bearing liabilities over and above improvements in the yield on interest earning assets. This margin pressure was partially offset by an increase in average interest earning assets of $31.0 million, or 6%, in 2006.

      The average balance of interest-earning assets for 2006 amounted to $515.4 million, an increase of $31.0 million, or 6%, compared to $484.4 million in 2005. Average loan balances increased $31.7 million, or 9%, for the twelve months ended December 31, 2006 compared to the same period in 2005. The average balance of securities remained at $145.0 million, or 28% of average earning assets, at December 31, 2006. The yield on interest-earning assets increased 48 basis points to 5.90% for 2006, compared to 5.42% for the same period in 2005. The yield on loans increased 51 basis points from 5.81% for the twelve months ended December 31, 2005 to 6.32% for the twelve months ended December 31, 2006 and the yield on investments also increased 32 basis points to 4.83% for the twelve months ended December 31, 2006.

      During 2006, the average balance of interest-bearing liabilities increased by $32.8 million, or 8%, over 2005 average balances. Average interest-bearing deposits increased $18.9 million, or 7%, to $283.6 million for 2006 compared to the same period in 2005. Average time deposits grew $21.0 million, or 21%, for the twelve months ended December 31, 2006 compared to the same period in 2005; of this increase, $15.9 million was from brokered time certificates of deposit. Average borrowings for the twelve months ended December 31, 2006 were $174.5 million compared to $160.7 million for the same period in 2005, an increase of $13.8 million, or 9%. The increase in borrowings was in part due to the issuance of $8.2 million of junior subordinated debt securities, related to our issuance of trust preferred securities, (see Note 11 in the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The cost of interest-bearing liabilities increased to 3.26% for 2006, compared to 2.28% for 2005. This increase is, in part, attributable to a 126 basis points increase in the cost of total borrowings to 4.62% for 2006, compared to 3.36% for 2005. Interest expense on the subordinated debt securities for 2006 was $475,000 compared to $0 for 2005. The cost of interest-bearing deposits also increased 81 basis points to 2.43% in 2006 compared to 1.62% in 2005. The increase in overall cost of funds is primarily attributable to higher prevailing market rates during 2006, resulting in an increase in competitive rate pressure within our local markets as well as an overall shift in the deposit mix into higher costing deposit products.

      The following table sets forth, for the years indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin. For purposes of this table and the following discussion, income from interest earning assets and net interest income are presented on a fully taxable equivalent basis and nonaccrual loans have been included in average balances only.

Average Balance Sheets and Analysis of Net Interest Income
(On a Tax Equivalent Basis)

	2006			2005			2004

	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)

Assets
Interest Earning Assets:
Investment securities (1)	$145,107	$ 7,010	4.83%	$145,854	$ 6,570	4.51%	$139,453	$ 5,939	4.26%
Loans, gross (excludes loans held for sale ) (1)	370,256	23,396	6.32%	338,541	19,659	5.81%	294,870	16,590	5.63%

Total interest earning assets	515,363	$30,406	5.90%	484,395	$26,229	5.42%	434,323	$22,529	5.19%

Nonearning assets:
Cash and due from banks	10,523			10,532			10,595
Other assets	25,720			24,753			24,494

Total Assets	$551,606			$519,680			$469,412

Liabilities
Interest Bearing Liabilities:
Deposits:
Savings deposits	$ 65,167	$ 953	1.46%	$ 68,859	$ 740	1.08%	$ 60,061	$ 334	0.56%
NOW deposits	74,419	913	1.23%	67,453	402	0.60%	64,715	165	0.26%
Money market accounts	20,659	346	1.67%	26,031	267	1.03%	33,885	281	0.83%
Time deposits	123,335	4,686	3.80%	102,302	2,883	2.82%	93,871	2,057	2.19%

Total interest bearing deposits	283,580	6,898	2.43%	264,645	4,292	1.62%	252,532	2,837	1.12%
Borrowings:
Federal Home Loan Bank borrowings	151,825	7,116	4.69%	145,048	5,039	3.47%	114,218	3,108	2.72%
Subordinated debentures	7,186	475	6.61%	-	-	0.00%	-	-	0.00%
Other borrowed funds	15,485	465	3.01%	15,607	364	2.33%	11,614	214	1.84%

Total Borrowings	174,496	8,056	4.62%	160,655	5,403	3.36%	125,832	3,322	2.64%

Total interest bearing liabilities	458,076	$14,954	3.26%	425,300	$ 9,695	2.28%	378,364	$ 6,159	1.63%

Non-interest bearing liabilities & shareholders' equity:
Demand deposits	46,945			45,908			42,643
Other liabilities	6,141			7,592			6,894
Shareholders' equity	40,444			40,880			41,511

Total Liabilities and Shareholders' Equity	$551,606			$519,680			$469,412

Net interest income (1)		$15,452			$16,534			$16,370

Net interest rate spread (2)			2.64%			3.14%			3.56%

Net interest margin (2)			3.00%			3.41%			3.77%

Supplemental Information:
Total deposits, including demand deposits	$330,525	$ 6,898		$310,553	$ 4,292		$295,175	$ 2,837

Cost of total deposits			2.09%			1.38%			0.96%
Total funding liabilities, including demand deposits	$505,021	$14,954		$471,208	$ 9,695		$421,007	$ 6,159

Cost of funding liabilities			2.96%			2.06%			1.46%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $772,000, $717,000, and $437,000 in 2006, 2005 and 2004, respectively.
(2)

Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

      The following table presents certain information on a fully-taxable equivalent basis regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided with respect to changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) changes in rate/volume (change in rate multiplied by change in volume).

Analysis of Changes in Interest Income and Expense

	Year Ended December 31, 2006 vs 2005				Year Ended December 31, 2005 vs 2004

	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total

	(Dollars in thousands)

Interest Earning Assets
Investment securities (1)	$ (34)	$ 475	$ (1)	$ 440	$ 273	$ 343	$ 15	$ 631
Loans, gross (excludes loans held for sale ) (1) (2)	1,842	1,733	162	3,737	2,457	534	78	3,069

Total interest earning assets	$1,808	$ 2,208	$ 161	$ 4,177	$2,730	$ 877	$ 93	$3,700

Interest Bearing Liabilities
Savings deposits	$ (40)	$ 267	$ (14)	$ 213	$ 49	$ 312	$ 45	$ 406
NOW deposits	41	426	44	511	7	220	10	237
Money market accounts	(55)	168	(34)	79	(65)	66	(15)	(14)
Time deposits	593	1,005	206	1,804	185	588	53	826

Total deposits	539	1,866	202	2,607	176	1,186	93	1,455

Federal Home Loan Bank borrowings	235	1,759	83	2,077	839	860	232	1,931
Subordinated debentures	-	-	475	475	-	-	-	-
Other borrowed funds	(3)	105	(1)	101	73	57	20	150

Total borrowings	232	1,864	557	2,653	912	917	252	2,081

Total interest bearing liabilities	$ 771	$ 3,730	$ 759	$ 5,260	$1,088	$ 2,103	$ 345	$3,536

Net change in net interest income	$1,037	$(1,522)	$(598)	$(1,083)	$1,642	$(1,226)	$(252)	$ 164

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $772,000, $717,000, and $437,000 in 2006, 2005 and 2004, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

Non-Interest Income. The following table summarizes information relating to the Company's non-interest income:

Non-Interest Income

	Year Ended December 31,

	2006	2005	2004

	(Dollars in thousands)

Net (losses) gains on sales of investment securities	$ (112)	$ 4	$ 237
Financial services fees and commissions	2,491	2,359	1,912
Service charges and fees on deposit accounts	1,940	1,928	1,792
Bankcard fees	356	309	227
Loan fees	777	763	888
Income from cash surrender value of life insurance	356	349	372
Other income	227	39	285

Total non-interest income	$6,035	$5,751	$5,713

      Total non-interest income amounted to $6.0 million for 2006 compared to $5.8 million for 2005, a $284,000, or 5%, increase. The increase is primarily attributable to higher financial services fees and commissions, bankcard fees, and higher levels of other income, partially offset by a $112,000 loss on sale of investment securities.

      Financial service fees and commissions, representing 41% of total non-interest income, increased $132,000, or 6%, ending 2006 at $2.5 million compared to $2.4 million in 2005. This increase is primarily due to a continued increase in new business volume and growth in managed assets.

Bankcard fees, which represents 6% of total non-interest income, increased $47,000, or 15%, ending 2006 at $356,000 due to a continued increase in debit card interchange revenue.

      Other income increased from 2005 by $188,000, ending at $227,000 for 2006. Primarily within mortgage servicing activities, the increase in residential mortgage sales volumes coupled with improved pricing generated more income associated with establishing the mortgage servicing rights as an offset to increased amortization from prior year loan sales.

      During 2006, the Company sold $7.3 million in securities resulting in a net loss of $112,000. The proceeds from the sale were reinvested into higher yielding securities which will produce greater earnings beginning in 2007.

Non-Interest Expense. The following table summarizes information relating to the Company's non-interest expense:

Non-Interest Expense

	Year Ended December 31,

	2006	2005	2004

	(Dollars in thousands)

Salaries and employee benefits	$ 9,184	$ 9,075	$ 8,913
Net occupancy	1,546	1,543	1,530
Equipment and data processing	1,330	1,274	1,238
Advertising	713	344	281
Legal and professional fees	652	795	622
Other	2,224	2,189	1,965

Total non-interest expense	$15,649	$15,220	$14,549

      Total non-interest expense increased by $429,000 or 3%, to $15.6 million for the year ended December 31, 2006 from $15.2 million in 2005. The increase in non-interest expenses in 2006 was primarily due to an increase of $369,000 in advertising and promotional costs in connection with the Bank's new branding efforts as well as, an increase in salaries and employee benefits of $109,000, or 1%, and a $56,000, or 4%, increase in equipment and data processing. These increases were partially offset by a reduction in legal and other professional fees of $143,000, or 18%.

      Provision for Loan Losses. The Company did not record any provision for loan loss during 2006 compared to recording a $215,000 recovery in the provision for loan losses in 2005. The allowance for loan losses to total loans decreased from 1.19% at the end of 2005 to 1.15% at the end of 2006. Nonperforming loans represented .86% of total loans at December 31, 2006 compared to .69% at December 31, 2005.

      Provision for Income Taxes. Income tax expense amounted to $1.3 million in 2006 compared with $1.8 million in 2005. The resulting effective tax rates were 25.0% for 2006, and 27.7% for 2005. The decrease in the effective tax rate for 2006 was mainly the result of an increase in the percentage of non-taxable income on obligations of the states and political subdivisions to total taxable income.

Comparison of 2005 to 2004

      Net Income. Net income for the year ended December 31, 2005 was $4.7 million, representing a decrease of 2% or $82,000 from net income of $4.8 million posted in 2004. Earnings per share were $4.28 and $4.24 for the years ended 2005 and 2004, respectively. Return on average equity was 11.61% in 2005, compared to 11.63% in 2004, and return on average assets were .91% for 2005 compared to 1.03% in 2004.

      Net Interest Income. Net interest income decreased by $115,000 to $15.8 million from $15.9 million in 2004. On a fully tax-equivalent basis, net interest income was $16.5 million in 2005, a $164,000 increase compared to $16.4 million in 2004 due to growth in the municipal loan and investment portfolios and the non-taxable treatment of these assets. During 2005, tax equivalent net interest margin declined 36 basis points to 3.41%, resulting primarily from increases in the cost of interest bearing liabilities over and above improvements in the yield on interest earning assets. This margin pressure was partially offset by an increase in average interest earning assets of $50.1 million, or 12%, from $434.3 million in 2004 to $484.4 million in 2005.

      Provision for Loan Losses. The Company recorded a $215,000 recovery in the provision for loan losses in 2005 compared to provision expense of $222,000 in 2004. The allowance for loan losses to total loans decreased from 1.45% at the end of 2004 to 1.19% at the end of 2005. Nonperforming loans represented .69% of total loans at December 31, 2005 compared to .47% at December 31, 2004.

      Non-Interest Income. Non-interest income amounted to $5.8 million for 2005 compared to $5.7 million for 2004, a $38,000 increase. The increase is primarily attributable to higher financial services fees and commissions and service charges and fees on deposit accounts, offset by a decrease in loan fees and other income, and a decrease in gains from the sale of investment securities.

      Non-Interest Expense. Non-interest expense increased by $671,000 or 5%, to $15.2 million for the year ended December 31, 2005 from $14.5 in 2004. The increase in non-interest expenses in 2005 was in part attributable to an increase in advertising costs of $63,000 or 22% and increased legal and professional fees of $173,000 or 28%. Salaries and employee benefits, net occupancy and equipment and data processing increased 2% in total from 2004.

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

      Provision for Income Taxes. Income tax expense amounted to $1.8 million in 2005 compared with $2.0 million in 2004. The resulting effective tax rates were 27.7% for 2005, and 29.8% for 2004. The decrease in the effective tax rate for 2005 was mainly the result of an increase in the percentage of non-taxable income on obligations of states and political subdivisions.

Balance Sheet Review

      The Company's total assets increased by $21.1 million, or 4%, from $529.9 million at December 31, 2005 to $551.0 million at December 31, 2006. Total average assets were $551.6 and $519.7 in 2006 and 2005, respectively. These increases were primarily due to continued growth in the Company's loan portfolio. During 2006, average loan balances increased $31.7 million, or 9%, ending December 31, 2006 at $370.3 million compared to $338.5 at December 31, 2005. Total liabilities increased to $509.4 million resulting from $12.8 million growth in deposits and a $7.3 million increase in borrowings and other liabilities. Shareholders' equity totaled $41.6 million and $40.6 million at December 31, 2006 and 2005, respectively.

      Loan Portfolio. The Company offers a wide variety of loan products to serve the financial needs of individuals, businesses, municipalities, and nonprofit organizations. At December 31, 2006, total loans (excluding loans held for sale) reached a record high of $370.2 million, an increase of $14.3 million, or 4%, over 2005.

      The Company's primary lending activity continues to be the origination of loans secured by real estate primarily in our market area. During 2006, real estate loans totaled $310.6 million, an increase of $18.1 million, or 6%, when compared to December 31, 2005. At December 31, 2006, the Bank's real estate loan portfolio included $233.0 million in residential real estate loans comprised of residential construction loans as well as residential mortgages, most of which are one-to four-family. This category increased over the prior year by $7.3 million, or 3%. Commercial real estate loans totaled $77.7 million, representing an increase of $10.7 million, or 16%, compared to December 31, 2005. During 2006, Management continued to focus on changing the overall composition of the loan portfolio by emphasizing commercial growth while placing less emphasis on portfolio residential lending.

Commercial and industrial loans at $27.9 million remained essentially unchanged from 2005 as new loan originations kept pace with the amortization and pay-down of the existing portfolio.

      Consumer loans, primarily consisting of home equity lines of credit, automobile, boat and recreational vehicle loans, loans secured by certificate accounts, and unsecured loans decreased by $844,000 during 2006.

Municipal loans also decreased during 2006, ending the year at $2.0 million compared to $4.9 million at the end of 2005.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	At December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)

Real estate:
Residential	$232,970	$225,648	$201,669	$188,286	$131,615
Commercial	77,666	66,924	58,834	53,436	51,253
Commercial and industrial	27,939	27,919	21,906	23,837	19,461
Consumer	29,627	30,471	23,340	17,498	18,323
Municipal	1,965	4,896	4,202	3,276	5,574

Total	$370,167	$355,858	$309,951	$286,333	$226,226

      The following table sets forth the scheduled contractual amortization of the Bank's loan portfolio at December 31, 2006. The amounts shown below exclude student loans, applicable loans in process, and net deferred loan fees.

Loan Maturity Schedule

	Due 1 Year or Less	Due 1- 5 Years	Due 5 Years+

	(Dollars in thousands)

Real estate:
Residential	$ 43	$ 3,278	$229,314
Commercial	1,129	5,204	71,267
Commercial and industrial	10,255	8,700	8,984
Consumer	855	1,724	20,976
Municipal	379	1,430	157

Total	$12,661	$20,336	$330,698

      The following table sets forth the dollar amount of all loans at December 31, 2006 that are due after December 31, 2007 and have either fixed interest rates or floating or adjustable interest rates. The amounts shown below exclude student loans, applicable loans in process, and net deferred loan fees.

Summary of Fixed-Rate and Adjustable-Rate Loans

	Fixed-Rates	Floating or Adjustable- Rates (1)	Total

	(Dollars in thousands)

Real estate:
Residential	$125,590	$107,001	$232,591
Commercial	6,829	69,641	76,470
Commercial and industrial	9,386	8,299	17,685
Consumer	2,623	20,078	22,701
Municipal	1,587	-	1,587

Total	$146,015	$205,019	$351,034

(1)	Floating or adjustable rate loans include loans where the interest rates on those loans may be fixed for a stated period of time, then reprice annually or on a more frequent basis thereafter.

      Loan Concentrations. The Bank grants residential, commercial and consumer loans to customers principally located in Hancock, Washington, Knox, Lincoln and Waldo Counties of the State of Maine. Although the loan portfolio is diversified, a substantial portion of our debtors' ability to honor their contracts is dependent upon the economic conditions in the area, especially in the real estate sector. As of December 31, 2006 and 2005, the Company did not have any concentration of loans in one particular industry that exceeded 10% of its total loan portfolio.

      Sale of Loans. The Bank's residential real estate portfolio includes both conforming and non-conforming residential mortgage loans. Conforming mortgage loans represent loans originated in compliance with terms, conditions and documentation, which permit the sale of such loans on the secondary market. These loans are generally collateralized by one-to-four family residential real estate, have loan-to-collateral ratios of 80% or less, and are made to borrowers in good credit standing. The right to service the loans and receive servicing fee income is generally retained when conforming loans are sold. Secondary market sales of mortgage loans totaled $13.9 million in 2006, compared to $10.5 million in 2005. Residential mortgages originated during 2006 totaled $73.2 million, compared to $91.8 million during 2005.

The following schedule is a summary of loans with principal and/or interest payments over 30 days past due and still accruing:

Summary of Delinquent Loans

	At December 31,

	2006		2005		2004		2003		2002

	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans

	(Dollars in thousands)

Real estate	$2,385	0.64%	$1,356	0.38%	$3,406	1.10%	$4,017	1.40%	$5,324	2.35%
Commercial and industrial	745	0.20%	341	0.10%	83	0.03%	59	0.02%	302	0.13%
Consumer	100	0.03%	175	0.05%	59	0.02%	71	0.02%	315	0.14%

Total	$3,230	0.87%	$1,872	0.53%	$3,548	1.15%	$4,147	1.44%	$5,941	2.62%

      Nonperforming Assets. Nonperforming assets consist of nonperforming loans, Other Real Estate Owned, ("OREO") and nonperforming securities. As of December 31, 2006, nonperforming assets totaled $3.2 million, an increase of $735,000 from 2005 and represented .58 % of total assets for the year ending December 31, 2006 compared to .46% for the year ending December 31, 2005. The increase from December 31, 2005 was primarily due to a $1.7 million increase in accruing loans that are contractually past due 90 days or more, partially offset by a decrease in nonaccrual loans of $1.0 million. Loans that are contractually past due by 90 or more days and still accruing include well secured loans with a defined payment strategy posing minimal risk of loss to the Bank.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)

Loans accounted for on a nonaccrual basis	$1,267	$2,256	$1,145	$1,387	$1,473
Accruing loans contractually past due 90 days or more	1,910	186	318	360	351

Total nonperforming loans	3,177	2,442	1,463	1,747	1,824

Other real estate owned	-	-	-	-	-
Nonperforming securities	-	-	-	-	-

Total nonperforming assets	$3,177	$2,442	$1,463	$1,747	$1,824

Ratio of nonperforming assets to total assets	0.58%	0.46%	0.30%	0.38%	0.48%

Ratio of nonperforming loans to total loans	0.86%	0.69%	0.47%	0.61%	0.81%

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

      In accordance with the SEC's Industry Guide 3 Item III. C (1), the gross interest income that would have been recorded in 2006, 2005, and 2004 if nonaccrual and restructured loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination approximates $68,000, $97,000, and $35,000 respectively.

      Potential problem loans are any loans, which are not included in nonaccrual or non-performing loans and which are not considered troubled debt restructures. At December 31, 2006, outstanding balances on potential problem loans totaled $7.2 million. Although these are loans where known information about possible credit problems of the borrowers causes management to have concerns as to the ability of such borrowers to comply with present loan repayment terms, most are well collateralized and are not believed to present significant risk of loss. At December 31, 2006, problem loans continued to perform and the Company's management actively monitors these loans to minimize any possible adverse impact to the Bank.

      Allowance for Loan Losses. The Company maintains an allowance for possible loan losses through a provision that is charged to income. The process of evaluating the adequacy of the allowance for loan losses involves a high degree of management judgment, based in part on systematic methods. These methods, which are generally quantitative measures, are employed to help ensure that all relevant matters affecting loan collectibility will be consistently identified. Such methods at December 31, 2006 included a loan-by-loan analysis of all impaired loans and loans under close monitoring by management for potential problems, a risk rating analysis for all commercial and commercial real estate loans and a quantitative analysis of residential real estate and consumer loans. Other factors included in the evaluation of the adequacy of the allowance for loan losses involve overall loan growth; the character and mix of the loan portfolio; current trends in nonperforming loans, delinquent loans and net charge-offs; new loan origination; local economic conditions; regulatory changes and other quality considerations.

      The Company has a semi-annual independent loan review program that supports the Company's lending strategies, monitors compliance with established loan policies and procedures and identifies credit trends. The review included all criticized and classified assets over $100,000, all loans delinquent over 30 days and over $100,000, new (closed) and renewed loans over $100,000, all loans and commitments over $350,000 and a sampling of remaining commercial loans.

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

      For the year ended December 31, 2006, the Company recorded $0 in provision expense, compared to a reduction in the allowance for loan losses resulting in a net provision benefit of $215,000 in 2005 and provision expense of $222,000 in 2004.

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

Analysis of Allowance for Loan Losses

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(Dollars in thousands)

Total loans outstanding, end of year (1)	$370,167	$355,858	$309,951	$286,333	$226,226

Average loans outstanding during the year (1)	$370,256	$338,541	$294,753	$250,639	$222,088

Allowance for loan losses, beginning of year	$ 4,248	$ 4,504	$ 4,339	$ 3,679	$ 3,453
Loans charged off during the period:
Real estate	26	95	61	117	113
Commercial and industrial	97	10	64	-	43
Consumer	211	147	144	71	123
Municipal	-	-	-	-	-

Total	334	252	269	188	279

Recoveries on loans previously charged off:
Real estate	121	120	51	370	16
Commercial and industrial	152	44	68	15	87
Consumer	68	47	93	43	42
Municipal	-	-	-	-	-

Total	341	211	212	428	145

Net loans (charged off) recovered during the year	7	(41)	(57)	240	(134)
(Recoveries) provisions charged to income statement	-	(215)	222	420	360

Allowance for loan losses, end of year	$ 4,255	$ 4,248	$ 4,504	$ 4,339	$ 3,679

Net charge-offs to average loans outstanding	0.00%	0.01%	0.02%	(0.10%)	0.06%
Net charge-offs to loans, end of period	0.00%	0.01%	0.02%	(0.08%)	0.06%
Allowance for loan losses to average loans outstanding	1.15%	1.26%	1.53%	1.73%	1.66%
Allowance for loan losses to loans, end of year	1.15%	1.19%	1.45%	1.52%	1.63%
Allowance for loan losses to nonperforming loans	133.93%	173.96%	307.86%	248.37%	201.70%

(1)	Excludes loans held for sale.

The following table summarizes the allocation of the allowance for loan losses for the years indicated.

Allocation of Allowance for Loan Losses

	Year Ended December 31,
	2006		2005		2004		2003		2002

Balance at end of Period Applicable to:	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans

	(Dollars in thousands)

Real estate:
Residential	$ 102	63.0%	$ 295	63.4%	$1,202	65.0%	$1,119	65.8%	$ 641	58.1%
Commercial	704	21.0	1,234	18.8	1,048	19.0	944	18.7	937	22.7
Commercial and industrial	323	7.5	637	7.9	164	7.1	249	8.3	205	8.6
Consumer	6	8.0	39	8.5	359	7.5	284	6.1	350	8.1
Municipal	-	0.5	-	1.4	-	1.4	-	1.1	-	2.5
Identified	2,518	0.0	1,327	0.0	992	0.0	1,290	0.0	552	0.0
Contingent liabilities	272	0.0	311	0.0	308	0.0	340	0.0	653	0.0
Unallocated	330	0.0	405	0.0	431	0.0	113	0.0	341	0.0

Total	$4,255	100.0%	$4,248	100.0%	$4,504	100.0%	$4,339	100.0%	$3,679	100.0%

Investment Portfolio. During 2006, the Company's investment portfolio decreased by $190,000 to end the year at $140.5 million, compared to $140.7 million at December 31, 2005.

      The Company's securities portfolio consists of securities available for sale, securities which management intends to hold until maturity and Federal Home Loan Bank ("FHLB") stock. Securities available for sale consist of certain mortgage-backed securities, including collateralized mortgage obligations, U.S. Government Agency obligations, state and county municipal securities, money market preferred securities and corporate debt securities. These securities are carried at fair value and unrealized gains and losses, net of applicable income taxes, are recognized as a separate component of shareholders' equity. The fair value of securities available for sale at December 31, 2006 totaled $130.5 million with a pre-tax net unrealized loss of $1.5 million. At the end of 2005, securities available for sale were $128.9 million with pre-tax net unrealized loss of $2.2 million.

      Securities which management intends to hold until maturity consist primarily of in-state municipal securities. Securities held to maturity as of December 31, 2006 are carried at their amortized cost of $2.0 million and exclude gross unrealized gains of $42,000 and gross unrealized losses of $0. At the end of 2005, securities held to maturity totaled $2.1 million excluding gross unrealized gains of $65,000 and gross unrealized losses of $0.

The following table shows the book value of the Company's held to maturity securities at the end of each of the last three years.

Book Value of Held to Maturity Securities

	At December 31,

	2006	2005	2004

	(Dollars in thousands)

Obligations of states and political subdivisions	$1,977	$2,078	$2,255

The table below shows the relative maturities of held to maturity securities as of December 31, 2006.

Amortized Cost of Securities Held to Maturity

	Due 1 Year or less	Due 1 - 5 Years	Due 5 - 10 Years	Due After 10 Years

	(Dollars in thousands)

Security Category
Obligations of state and political subdivisions	$293	$735	$949	$0

Weighted average yield (1)	6.95%	4.54%	4.53%	0%

Percent of total portfolio	14.82%	37.18%	48.00%	0%

(1)	Weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

The following table shows the fair value of the Company's available for sale securities at the end of each of the last three years.

Fair Value of Available for Sale Securities

	At December 31,

	2006	2005	2004

	(Dollars in thousands)

Security Category
Mortgage-backed securities	$ 86,754	$ 76,480	$ 87,037
U.S. Treasury notes and other U.S. Government agencies	6,969	22,769	28,870
Obligations of states and political subdivisions	21,096	21,939	12,406
Other securities	15,693	7,664	5,844

Total	$130,512	$128,852	$134,157

The table below shows the relative maturities and carrying value of available for sale debt securities as of December 31, 2006. The table excludes stock investments.

Fair Value of Available for Sale Securities

	Due 1 Year or less	Due 1 - 5 Years	Due 5 - 10 Years	Due After 10 Years

	(Dollars in thousands)
Security Category
Mortgage-backed securities	$ 33	$ 5,889	$14,031	$66,801
U.S. Treasury notes and other U.S. Government agencies	5,002	1,967	-	-
Obligations of state and political subdivisions	1,326	3,559	8,689	7,522
Other securities	10,999	4,251	-	443

Total	$17,360	$15,666	$22,720	$74,766

Weighted average yield (1)	4.52%	4.69%	4.15%	4.67%

Percent of total portfolio	13.29%	12.00%	17.41%	57.30%

(1) Weighted average yields on tax exempt obligations have been computed on a tax equivalent basis.

      The Company's net unrealized loss on available for sale securities (net of tax) of $978,000 at December 31, 2006 is largely attributable to the current interest rate environment. The unrealized gain has no effect on regulatory capital or current earnings of the Company. The Company would sell these securities only if it was consistent with the Bank's asset/liability management strategies.

      Deposit Activities. The Company offers a wide array of deposit products in its market area, including checking accounts, money market accounts, savings accounts, certificates of deposit and retirement savings accounts. At December 31, 2006, deposits of $347.8 million were $12.8 million, or 4%, higher than at the end of 2005. The growth during 2006 was experienced primarily in the certificates of deposit category, which are typically added at a higher cost relative to core deposits. Certificates of deposit increased by $19.6 million, or 17%, during 2006. The increase in certificates of deposit is primarily attributable to an increase in wholesale certificates of deposit.

      In the Bank's market area, the banking business is somewhat seasonal due to an influx of tourists and seasonal residents returning to the area each spring and summer. As a result, customer deposits fluctuate from a relative high point in mid October to a low point in May. This deposit fluctuation is predictable and does not have a material adverse effect on the Bank.

The Bank's average cost of deposits was 2.09% for the year ended December 31, 2006, compared to 1.38% for the year ended 2005, and 0.96% for the year ended 2004.

The following table sets forth the average deposit balances and costs for the years ended December 31, 2006, 2005, and 2004:

Average Deposit Balances and Rates

	Year Ended December 31,

	2006		2005		2004

	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Percentage Growth 2006 vs. 2005

	(Dollars in thousands)

Demand deposits	$ 46,945	0.00%	$ 45,908	0.00%	$ 42,643	0.00%	2.26%
NOW accounts	74,419	1.23	67,453	0.60	64,715	0.26	10.33
Money market accounts	20,659	1.67	26,031	1.03	33,885	0.83	(20.64)
Savings deposits	65,167	1.46	68,859	1.08	60,061	0.56	(5.36)
Certificates of deposit	123,335	3.80	102,302	2.82	93,871	2.19	20.56

Total deposits	$330,525		$310,553		$295,175

The following table sets forth scheduled maturities of time deposits of $100,000 or more as of December 31, 2006.

Maturities of Time Deposits Over $100,000

(Dollars in thousands)

Three months or less	$ 9,007
Over three months to six months	5,553
Over six months to twelve months	8,516
Over twelve months	5,070

Total	$28,146

      Borrowings. The Bank's borrowings amounted to $154.8 million at December 31, 2006, an increase of $7.1 million from the end of 2005. At December 31, 2006, the Bank's borrowings consisted primarily of FHLB borrowings totaling $129.7 million, a decrease of $382,000 from the prior year-end. The remaining borrowings consisted primarily of assets sold under repurchase agreements and junior subordinated debt securities issued in connection with our trust preferred securities offering. These borrowings totaled $25.1 million at December 31, 2006, an increase of $7.5 million over December 31, 2005. See Note 11 "Borrowed Funds" of the Notes to Consolidated Financial Statements included in Part II, Item 8 hereof for a schedule of borrowings outstanding and their interest rates and other information related to the Company's borrowings.

Liquidity and Capital Resources

      Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company's primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. In addition, as an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At December 31, 2006, the Bank had $32.1 million of brokered certificates of deposits outstanding. The Company had $21.8 million in brokered certificates of deposits for the comparable period of 2005.

      The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company's commitments and debt service requirement, at December 31, 2006, consist of $8.4 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I, (see Note 11 to the Notes to Consolidated Financial Statements included in Part II, Item 8 hereof). The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank's growth.

      The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At December 31, 2006, the Company's liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

      Capital Resources. The Federal Reserve Board ("FRB"), the Federal Deposit Insurance Corporation ("FDIC"), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At December 31, 2006, the Company and the Bank exceeded all of their regulatory capital requirements.

      At December 31, 2006, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.51% and 14.76%, respectively, compared to 11.50% and 12.75%, respectively, at December 31, 2005. At December 31, 2006, the Company and the Bank had a Tier 1 leverage ratio of 7.99% and 7.22%, respectively, compared to 6.83% and 6.80%, respectively, at December 31, 2005.

Off-Balance Sheet Risks and Commitments

      As of December 31, 2006 and 2005, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $73.8 million and $70.5 million, respectively. See Note 16 to the Notes to Consolidated Financial Statements included in Part II, Item 8 hereof for further discussion of our off-balance sheet risk.

Contractual Obligations

The following table is a summary of the Company's contractual cash obligations and other commitments as of December 31, 2006.

Contractual Obligations by Maturity

	Payment due by period

	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years

Contractual Obligations	(Dollars in thousands)

Operating lease obligations	$ 5,509	$ 300	$ 567	$ 588	$ 4,054
Capital lease obligations	1,910	92	185	188	1,445
FHLB borrowings	129,729	80,915	41,876	6,555	383
Junior subordinated debt securities	8,248	-	-	-	8,248

Total	$145,396	$81,307	$42,628	$7,331	$14,130

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

Impact of Recently Issued Accounting Standards

      SFAS No. 156 ("SFAS 156"), Accounting for Servicing of Financial Assets - An Amendment to Financial Accounting Standards Board (FASB) Statement No. 140, requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Servicing assets and servicing liabilities will subsequently be reported using the amortization method or the fair value measurement method. An entity should adopt this Statement as of the beginning of its first fiscal year that begins after September 15, 2006 with earlier application permitted with certain restrictions. The initial application of the fair value measurement method would be reported as a cumulative effect adjustment to beginning retained earnings. The Statement requires certain disclosures about the basis for measurement and regarding risks, activity, and fair value of servicing assets and of servicing liabilities. The Company has not yet adopted SFAS No. 156 and is not required to do so until the Company's fiscal year that begins on January 1, 2007. Management does not expect SFAS No.156 to have a material impact on the Company's financial position.

      SFAS No. 157 ("SFAS 157"), "Fair Value Measurements" In September 2006, the FASB issued SFAS 157. SFAS 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not believe the adoption of SFAS 157 will have a material impact on the Company's financial position or results of operations.

      SFAS No. 158 ("SFAS 158"), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R). In September 2006, the FASB issued SFAS 158. SFAS 158 requires companies to recognize the over-funded and under-funded status of a single employer defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 is initially adopted, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax. Additionally, SFAS 158 requires companies to measure the funded status of a plan as of the date of the Company's fiscal year-end statements with limited exceptions. The Company adopted SFAS 158 as of December 31, 2006 for its defined benefit pension plan and its post retirement benefits plan, the effects of which can be seen within Note 12 "Employee Benefits" hereof.

      FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes" In June 2006, FASB issued FIN 48, an interpretation of SFAS No. 109, "Accounting for Income Taxes" in order to add clarity to the accounting for uncertainty in income taxes recognized in a Company's financial statements. The interpretation requires that only tax positions that are more likely than not to be sustained upon a tax examination are to be recognized in a Company's financial statements to the extent that the benefit has a greater than 50% likelihood of being recognized. The differences that arise between the amounts recognized in the financial statements and the amounts recognized in the tax return will lead to an increase or decrease in current taxes, an increase or decrease to the deferred tax asset or deferred tax liability, respectively, or both. FIN 48 is effective for fiscal years beginning after December 15, 2006 with early application encouraged if interim financial statements have not yet been issued. The adoption of FIN 48 did not have a material impact on the Company's financial position.

      Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. In September 2006, the SEC issued SAB No. 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 addresses the diversity in practice in quantifying financial statement misstatements and financial statement disclosure by considering the impact of prior year misstatements on the current financial statements. SAB 108 requires registrants to apply the new quantification guidance to errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting errors determined to be material under this new quantification method through a one-time cumulative effect income adjustment to its beginning-of-year retained earnings. Upon adoption of SAB 108, the Company recorded a one-time cumulative effect income adjustment to its beginning-of-year retained earnings of $218,000. See Note 14 to the Consolidated Financial Statements for additional information on the adoption of SAB 108.

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

Interest Rate Sensitivity

	200 Basis Point Rate Increase	200 Basis Point Rate Decrease

December 31, 2006	(3.38%)	1.07%
December 31, 2005	(3.08%)	0.39%

      The results implied in the above table indicate estimated changes in simulated net interest income for the subsequent 12 months assuming a gradual shift in market rates up or down of 200 basis points across the entire yield curve. This sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including but not limited to: the nature and timing of interest rate levels including yield curve shape; prepayments on loans and securities; deposit decay rates; pricing decisions on loans and deposits and reinvestment/replacement of asset and liability cash flows. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions, including how customer preferences or competitor influences might change.

      Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to: prepayment/refinancing levels likely deviating from those assumed; the potential effect of changing debt service levels on customers with adjustable rate loans; depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Union Bankshares Company

We have audited the accompanying consolidated balance sheets of Union Bankshares Company and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of Union Bankshares Company and Subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 12 and 14 to the consolidated financial statements, the Company changed its method of evaluating materiality of financial statement misstatements in connection with the adoption of SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and changed its method of accounting for pension and other postretirement benefits pursuant to Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),in 2006.

Portland, Maine
March 29, 2007

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
Dollars in thousands, except per share data

	2006	2005

ASSETS
Cash and cash equivalents	$ 11,900	$ 9,725
Securities, available for sale, at market	130,512	128,852
Securities, held to maturity, at cost (market value $2,019 and $2,143 at December 31, 2006 and 2005, respectively)	1,977	2,078
Other investment securities, at cost which approximates market value	8,009	9,758
Loans held for sale	842	-

Loans	370,167	355,858
Less allowance for loan losses	4,255	4,248

Net loans	365,912	351,610

Premises, furniture and equipment, net	8,647	6,220
Goodwill	6,305	6,305
Bank owned life insurance	9,118	8,762
Other assets	7,753	6,573

Total assets	$550,975	$529,883

LIABILITIES
Demand deposits	$ 49,868	$ 49,006
NOW deposits	80,257	72,899
Money market accounts	21,290	22,990
Savings deposits	60,258	73,623
Certificates of deposit	136,092	116,480

Total deposits	347,765	334,998

Borrowings from Federal Home Loan Bank	129,729	130,111
Other borrowed funds	16,802	17,584
Subordinated debt	8,248	-
Other liabilities	6,838	6,615

Total liabilities	509,382	489,308

Contingent liabilities and commitments (Notes 8, 15, 16 and 17)

SHAREHOLDERS' EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued and outstanding 1,063,982 shares at December 31, 2006 and 1,097,666 shares at December 31, 2005	13,300	13,721
Surplus	248	1,932
Retained earnings	29,417	27,126
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of deferred tax asset of $(504) and $(741) at December 31, 2006 and 2005, respectively	(978)	(1,438)
Net unrealized loss on pension and postretirement plans, net of deferred tax asset of $(203) and $(395) at December 31, 2006 and 2005, respectively	(394)	(766)

Total shareholders' equity	41,593	40,575

Total liabilities and shareholders' equity	$550,975	$529,883

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Dollars in thousands, except per share data

	2006	2005	2004

INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$23,169	$19,491	$16,521
Interest and dividends on investments (includes tax exempt income of $1,014 in 2006, $1,020 in 2005, and $686 in 2004)	6,464	6,021	5,570

Total interest and dividend income	29,633	25,512	22,091

INTEREST EXPENSE
Interest on deposits	6,898	4,292	2,838
Interest on borrowed funds	8,056	5,403	3,321

Total interest expense	14,954	9,695	6,159

Net interest income	14,679	15,817	15,932
Provision for (recovery of) loan losses	-	(215)	222

Net interest income after provision for (recovery of) loan losses	14,679	16,032	15,710

NON-INTEREST INCOME
Net (losses) gains on sales of investment securities	(112)	4	237
Financial services fees and commissions	2,491	2,359	1,912
Service charges and fees on deposit accounts	1,940	1,928	1,792
Bankcard fees	356	309	227
Loan fees	777	763	888
Income from cash surrender value of life insurance	356	349	372
Other income	227	39	285

Total non-interest income	6,035	5,751	5,713

NON-INTEREST EXPENSE
Salaries and employee benefits	9,184	9,075	8,913
Net occupancy	1,546	1,543	1,530
Equipment and data processing	1,330	1,274	1,238
Other expense	3,589	3,328	2,868

Total non-interest expense	15,649	15,220	14,549

Income before income taxes	5,065	6,563	6,874
Income taxes	1,264	1,816	2,045

Net income	$ 3,801	$ 4,747	$ 4,829

Net income per common share	$ 3.50	$ 4.28	$ 4.24

Cash dividends declared per common share	$ 1.600	$ 1.600	$ 1.275

Weighted average common shares outstanding	1,084,689	1,109,238	1,138,701

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Dollars in thousands, except per share data

	Common Stock	Surplus	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2003	$14,560	$ 4,056	$(803)	$21,396	$ 1,543	$40,752

Net income, 2004	-	-	-	4,829	-	4,829
Change in net unrealized gain on available for sale securities, net of tax of $(559)	-	-	-	-	(1,086)	(1,086)
Minimum pension liability adjustment, net of tax of $(220)	-	-	-	-	(427)	(427)

Total comprehensive income	-	-	-	4,829	(1,513)	3,316

Sale of 4,158 shares of treasury stock	-	1	185	-	-	186
Repurchase of 7,946 shares of treasury stock	-	-	(366)	-	-	(366)
Retirement of treasury stock	(288)	(80)	984	(616)	-	-
Sale of 3,364 shares of common stock	42	122	-	-	-	164
Repurchase of 30,200 shares of common stock	(377)	(1,126)	-	-	-	(1,503)
Cash dividends declared	-	-	-	(1,457)	-	(1,457)

Balance at December 31, 2004	$13,937	$ 2,973	$ -	$24,152	$ 30	$41,092

Net income, 2005	-	-	-	4,747	-	4,747
Change in net unrealized gain on available for sale securities, net of tax of $(976)	-	-	-	-	(1,895)	(1,895)
Minimum pension liability adjustment, net of tax of $(175)	-	-	-	-	(339)	(339)

Total comprehensive income	-	-	-	4,747	(2,234)	2,513

Sale of 6,125 shares of common stock	77	348	-	-	-	425
Repurchase of 23,397 shares of common stock	(293)	(1,389)	-	-	-	(1,682)
Cash dividends declared	-	-	-	(1,773)	-	(1,773)

Balance at December 31, 2005	$13,721	$ 1,932	$ -	$27,126	$(2,204)	$40,575

Cumulative effect of adjustment resulting from adoption of SAB No. 108	-	-	-	218	-	218

Adjusted balance at January 1, 2006	13,721	1,932	-	27,344	(2,204)	40,793

Net income, 2006	-	-	-	3,801	-	3,801
Change in net unrealized loss on available for sale securities, net of tax of $237	-	-	-	-	460	460
Adjustment to initially apply FASB Statement No. 158, net of tax of $191	-	-	-	-	372	372

Total comprehensive income	-	-	-	3,801	832	4,633

Sale of 8,052 shares of common stock	101	407	-	-	-	508
Repurchase of 41,736 shares of common stock	(522)	(2,091)	-	-	-	(2,613)
Cash dividends declared	-	-	-	(1,728)	-	(1,728)

Balance at December 31, 2006	$13,300	$ 248	$ -	$29,417	$(1,372)	$41,593

Share and per share data have been adjusted to reflect the 2-for-1 stock split in the form of a 100% stock dividend paid on March 21, 2005 to shareholders of record on February 18, 2005.

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
Dollars in thousands, except per share data

	2006	2005	2004

NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES

Net income	$ 3,801	$ 4,747	$ 4,829

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible assets	47	47	47
Depreciation	699	663	637
Net amortization of premium on investments	186	426	511
Deferred income taxes	321	331	(260)
Provision for (recovery of) loan losses	-	(215)	222
Net (gain) loss on sales of available for sale securities	112	(4)	(237)
Donation of premises	-	55	-
Write down of premises, furniture and equipment	110	-	-
Loss on disposal of premises, furniture and equipment	21	-	-
Originations of loans held for sale	(12,553)	(8,524)	(8,680)
Proceeds from sale of loans	11,711	8,770	9,371
Net change in other assets	(1,397)	(528)	4
Net change in other liabilities	438	983	1,171
Net change in deferred loan origination fees	(20)	(94)	(155)

Net cash provided by operating activities	3,476	6,657	7,460

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	7,294	2,313	20,857
Purchase of available for sale securities	(44,722)	(30,777)	(49,885)
Proceeds from maturities and principal payments on available for sale securities	36,173	30,483	22,388
Proceeds from maturities and principal payments on held to maturity securities	95	170	605
Net change in other investments	1,749	(2,031)	(1,869)
Net increase in loans to customers	(14,282)	(45,854)	(23,521)
Net capital expenditures	(3,256)	(1,266)	(491)
Net increase in cash surrender value of bank owned life insurance	(356)	(349)	(372)

Net cash used by investing activities	(17,305)	(47,311)	(32,288)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,767	30,016	6,528
Proceeds from long-term borrowings	14,000	25,000	29,685
Repayment of long-term borrowings	(12,682)	(17,749)	(14,139)
Net change in short-term borrowings from Federal Home Loan Bank	(1,700)	2,700	(412)
Net change in other borrowed funds	(782)	3,330	1,552
Issuance of junior subordinated debt securities	8,248	-	-
Purchase of common and treasury stock	(2,613)	(1,682)	(1,869)
Sale of treasury stock	-	-	186
Proceeds from stock issuance	508	425	164
Dividends paid	(1,742)	(1,773)	(1,457)

Net cash provided by financing activities	16,004	40,267	20,238

Net increase (decrease) in cash and cash equivalents	2,175	(387)	(4,590)
Cash and cash equivalents at beginning of year	9,725	10,112	14,702

Cash and cash equivalents at end of year	$ 11,900	$ 9,725	$ 10,112

The accompanying notes are an integral part of these consolidated financial statements.

Dollars in thousands	2006	2005	2004

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Interest paid	$14,180	$ 9,414	$ 6,125
Income taxes paid	$ 1,391	$ 1,835	$ 1,950

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Changes in other comprehensive income:
Net increase (decrease) required by Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities"	$ 697	$(2,871)	$(1,645)
Deferred income tax (liability) asset thereon	$ (237)	$ 976	$ 559
Net increase (decrease) due to pension and other postretirement benefit liability adjustments	$ 563	$ (514)	$ (647)
Deferred income tax (liability) asset thereon	$ (191)	$ 175	$ 220

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 AND 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

      Union Bankshares Company (the "Company") is a state-chartered, federally registered bank holding company headquartered in Ellsworth, Maine incorporated in 1984. The Company is the sole stockholder of Union Trust Company (the "Bank"), a Maine chartered commercial bank established in 1887. The Company provides a full range of banking services to individual and corporate customers through its subsidiary branches in Maine. It is subject to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. During 2006, the Company was also the sponsor of a Delaware statutory trust named Union Bankshares Capital Trust I which was formed to issue trust preferred securities.

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

      Material estimates that are particularly susceptible to significant change in the future relate to the determination of the allowance for loan losses, valuation of goodwill, the valuation of mortgage servicing rights, the valuation of the deferred tax asset and the expense for postretirement plans.

Earnings and Cash Dividends per Share
Earnings per share is based upon the weighted average number of common shares outstanding during each year. The Company declared quarterly cash dividends totaling $1.60 per share in 2006 and 2005.

Securities
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

Other Investment Securities

      Other investment securities consist of Federal Home Loan Bank (FHLB) stock and Federal Reserve Bank stock. These securities are carried at cost, which approximates market value at December 31, 2006 and 2005, and have been evaluated for impairment.

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

      Capitalized mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the following risk characteristics of the underlying loans: interest rate, fixed versus variable rate, and period of origination. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

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

At December 31, 2006 and 2005, in accordance with SFAS No. 142, the Company completed its annual review of goodwill and determined that there was no impairment.

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

Comprehensive Income

      Comprehensive income includes both net income and other comprehensive income (loss). The only components of other comprehensive income (loss) are net unrealized gains and losses on available for sale securities and adjustments to the liability for pension and postretirement plans, net of deferred taxes. The required disclosures for all periods presented are included in the consolidated statement of changes in shareholders' equity.

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

Reclassifications
Certain 2004 and 2005 balances have been reclassified to conform with the 2006 presentation.

2. CASH AND DUE FROM BANKS

      The Federal Reserve Board requires the Bank to maintain a reserve balance. The amount of this reserve balance as of December 31, 2006 was $606,000. In the normal course of business, the Bank has funds on deposit at other financial institutions in amounts in excess of the $100,000 insured by the Federal Deposit Insurance Corporation.

3. AVAILABLE FOR SALE SECURITIES

The Company carries available for sale securities at fair value. A summary of the cost and fair values of available for sale securities at December 31, 2006 and 2005 is as follows:

	December 31,

	2006				2005

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying & Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying & Fair Value

	(Dollars in thousands)

Mortgage-backed securities	$ 88,406	$141	$(1,793)	$ 86,754	$ 78,531	$ 59	$(2,110)	$ 76,480
U.S. Treasury securities and other U.S. Government agencies	6,998	22	(51)	6,969	23,061	73	(365)	22,769
Obligations of states and political subdivisions	20,888	259	(51)	21,096	21,646	350	(57)	21,939
Other securities	15,702	28	(37)	15,693	7,793	3	(132)	7,664

Totals	$131,994	$450	$(1,932)	$130,512	$131,031	$485	$(2,664)	$128,852

      The amortized cost and fair value of available for sale debt securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(Dollars in thousands)

Due in one year or less	$ 17,356	$ 17,360
Due after one year through five years	15,690	15,666
Due after five years through ten years	23,182	22,720
Due after ten years	75,766	74,766

Totals	$131,994	$130,512

Mortgage-backed securities are allocated among the above maturity groupings based on their final maturity dates.

      Proceeds from the sale of securities were $7.3 million, $2.3 million, and $20.9 million in 2006, 2005 and 2004, respectively. Gross realized gains were $0, $4,000, and $237,000 in 2006, 2005 and 2004, respectively. Gross realized losses were $112,000 in 2006 and $0 in 2005 and 2004.

      The fair value and unrealized losses on available for sale securities that have been in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2006 and 2005 are as follows:

	December 31, 2006

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)

Description of Securities
Mortgage-backed securities	$7,080	$(49)	$56,964	$(1,744)	$64,044	$(1,793)
U.S. Treasury securities and other U.S. Government agencies	-	-	4,947	(51)	4,947	(51)
Obligations of state and political subdivisions	-	-	5,063	(51)	5,063	(51)
Other securities	-	-	2,441	(37)	2,441	(37)

Total	$7,080	$(49)	$69,415	$(1,883)	$76,495	$(1,932)

	December 31, 2005

	Less than 12 Months		12 Months or Longer		Total

	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

	(Dollars in thousands)
Description of Securities:
Mortgage-backed securities	$34,666	$(640)	$39,315	$(1,470)	$ 73,981	$(2,110)
U.S. Treasury securities and other U.S. Government agencies	987	(10)	18,209	(355)	19,196	(365)
Obligations of state and political subdivisions	4,831	(42)	1,411	(15)	6,242	(57)
Other securities	2,992	(10)	4,418	(122)	7,410	(132)

Total	$43,476	$(702)	$63,353	$(1,962)	$106,829	$(2,664)

      Available for sale securities consist of marketable securities that the Company anticipates could be made available for sale in response to changes in the market, interest rates, liquidity needs, and changes in funding sources. As of December 31, 2006, there were 3 securities with a fair value of $7.1 million and an unrealized loss of $49,000 that have been in a continuous unrealized loss position for less than 12 months. There were also 61 securities with a 12 month or more continuous unrealized loss position that had a fair value of $69.4 million and an unrealized loss of $1.9 million. On a monthly basis, management reviews the unrealized loss position for the Company's portfolio, in addition to industry analyst reports, sector credit ratings and interest rate risk profiles, and has concluded that the impairment was not other than temporary and was primarily due to the increase in interest rates.

4. HELD TO MATURITY SECURITIES

The carrying amounts of held to maturity securities for 2006 and 2005 as shown in the Company's consolidated balance sheets, and their approximate fair values at December 31, are as follows:

	December 31,

	2006				2005

	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Book Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

	(Dollars in thousands)

Obligations of states and political subdivisions	$1,977	$42	$ -	$2,019	$2,078	$65	$ -	$2,143

      The amortized cost and fair value of held to maturity securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value

	(Dollars in thousands)

Due in one year or less	$ 293	$ 296
Due after one year through five years	735	756
Due after five years through ten years	949	967

Totals	$1,977	$2,019

Nontaxable interest income on municipal investments was $1.0 million, $1.0 million and $686,000 for 2006, 2005 and 2004, respectively.

5. LOANS

      The Company's lending activities are conducted principally in Maine. The Company originates single family and multi-family residential loans, commercial real estate loans, commercial and industrial loans, municipal loans and a variety of consumer loans. In addition, the Company makes loans for the construction of residential homes, multi-family properties and commercial real estate properties.

The following table summarizes the composition of the Bank's loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	December 31,

	2006	2005

	(Dollars in thousands)

Real estate
Residential	$232,970	$225,648
Commercial	77,666	66,924
Commercial and industrial	27,939	27,919
Consumer	29,627	30,471
Municipal	1,965	4,896

Total	$370,167	$355,858

Net deferred fees included in loans at December 31, 2006 and December 31, 2005 were $195,000 and $174,000, respectively.

      At December 31, 2006 and 2005, loans on nonaccrual status totaled approximately $1.3 million and $2.3 million, respectively. If interest had been accrued on such loans, interest income on loans would have been approximately $68,000, $97,000, and $35,000 higher in 2006, 2005 and 2004, respectively. Loans delinquent by 90 days or more that were still on accrual status at December 31, 2006 and 2005 totaled approximately $1.9 million and $186,000, respectively.

As of December 31, 2006 and 2005, the Bank's recorded investment in impaired loans and the related valuation allowance was as follows:

	December 31,

	2006	2005	2004

	(Dollars in thousands)

Impaired loans:
Valuation allowance required	$1,357	$2,147	$1,058
No valuation allowance required	-	-	-

Total impaired loans	$1,357	$2,147	$1,058

Average balance of impaired loans during the year	$1,791	$1,722	$1,086
Portion of allowance for loan losses allocated to the impaired loan balance	$ 184	$ 377	$ 165
Interest income recognized	$ 100	$ 106	$ 36

      In the ordinary course of business, the Company's subsidiary granted loans to the executive officers and directors of the Company and its subsidiary, and to affiliates of directors. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of uncollectibility or present other unfavorable features. Loans to related parties follows:

	December 31,

	2006	2005	2004

	(Dollars in thousands)

Balance, January 1	$2,461	$1,472	$1,153
Loans made/advanced and additions	860	2,165	1,013
Repayments and reductions	(598)	(1,176)	(694)

Balance, December 31	$2,723	$2,461	$1,472

6. ALLOWANCE FOR LOAN LOSSES

Analysis of the allowance for loan losses is as follows for the years ended December 31, 2006, 2005 and 2004:

	Years Ended December 31,

	2006	2005	2004

	(Dollars in thousands)

Balance, beginning of year	$4,248	$4,504	$4,339
Provision for (recovery of) loan losses	-	(215)	222

Balance before loan charge-offs	4,248	4,289	4,561

Loans charged-off	334	252	269
Less recoveries on loans charged-off	341	211	212

Net loan charge-offs (recoveries)	(7)	41	57

Balance, end of year	$4,255	$4,248	$4,504

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

7. LOAN SERVICING

      Residential real estate mortgages are originated by the Company both for portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the Federal Home Loan Mortgage Corporation. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate the Company receives from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. As required by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	December 31,

	2006	2005	2004

	(Dollars in thousands)

Loans serviced for others	$105,997	$104,253	$110,246

Mortgage Servicing Rights, Net of Valuation Allowance:
Balance at beginning of year	$ 619	$ 806	$ 590
Mortgage servicing rights capitalized	431	107	404
Amortization charged against mortgage servicing income	(491)	(303)	(375)
Change in valuation allowance	2	9	187

Balance at end of year	$ 561	$ 619	$ 806

Valuation Allowance:
Balance at beginning of year	$ 4	$ 13	$ 200
Increase in impairment reserve	-	19	11
Reduction of impairment reserve	(2)	(28)	(198)

Balance at end of year	$ 2	$ 4	$ 13

Gain on loans sold was $119,000, $100,000 and $164,000 in 2006, 2005 and 2004, respectively.

8. PREMISES, FURNITURE AND EQUIPMENT

Detail of bank premises, furniture and equipment is as follows:
	December 31,

	2006	2005

	(Dollars in thousands)

Land	$ 880	$ 462
Buildings and improvements	7,230	7,546
Furniture and equipment	7,026	6,446
Assets recorded under capital lease	854	-
Leasehold improvements	1,932	504

	17,922	14,958
Less accumulated depreciation	9,275	8,738

Premises, furniture and equipment, net	$ 8,647	$ 6,220

Depreciation expense related to bank premises, furniture and equipment was $699,000 in 2006, $663,000 in 2005, and $637,000 in 2004.

      In 2006, the Company recorded an impairment charge in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", totaling $110,000. The impairment charge related to the land and building which previously housed the Rockland branch operation and represented the difference between the fair value of the land and building, as determined by a commercial appraisal, and its carrying value. The impairment loss was included in other expense in the consolidated statement of income.

      At December 31, 2006, the Bank was obligated under a number of noncancellable leases for premises and equipment that are accounted for as operating leases. Leases for real property contain original terms from 2 to 20 years with renewal options up to 20 years. Management expects that, in the normal course of business, most leases will be renewed or replaced by other leases, or, when available, purchase options may be exercised.

Rental expense was $225,000 in 2006, $245,000 in 2005, and $257,000 in 2004.

The minimum annual lease commitments under noncancellable leases in effect at December 31, 2006 are as follows:

Years Ending December 31,

(Dollars in thousands)

2007	$ 300
2008	281
2009	286
2010	289
2011	299
Thereafter	4,054

Total	$5,509

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

The carrying amount is as follows:

	December 31,

	2006	2005

	(Dollars in thousands)

Core deposit intangible, cost	$323	$323
Accumulated amortization	296	249

Core deposit intangible, net	$ 27	$ 74

      Amortization expense related to the core deposit intangible for each of the years ended December 31, 2006, 2005 and 2004 amounted to $47,000. The expected amortization expense is estimated to be $27,000 in 2007.

10. DEPOSITS

The aggregate amount of jumbo certificates of deposit, each with a minimum denomination of $100,000, was $28.1 million and $22.6 million in 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time deposits were as follows:

Years Ending December 31,

(Dollars in thousands)

2007	$110,062
2008	11,895
2009	9,379
2010	4,370
2011	386

Total	$136,092

11. BORROWED FUNDS

Borrowed funds consist of advances from the FHLB, assets sold under repurchase agreements, junior subordinated debentures and treasury tax and loan notes.

      Short- and long-term borrowings from the FHLB consist of fixed and variable rate borrowings and are collateralized by a blanket pledge agreement on the Bank's FHLB stock, certain qualified investment securities, deposits at the FHLB, one-to-four family mortgages held in the Bank's portfolio and certain commercial real estate loans. The Company, through its subsidiary, has an available line of credit with the FHLB of $5.0 million. The amount of borrowings with a call option totaled $28.5 million at December 31, 2006.

Borrowings from the FHLB are summarized as follows:

			December 31,
	Range of Final Maturity Dates	Interest Rates at December 31, 2006
			2006	2005

			(Dollars in thousands)

Fixed borrowings	2007 to 2011	2.26% to 6.09%	$104,118	$104,500
Variable borrowings	2007 to 2013	2.00% to 7.23%	25,611	25,611

			$129,729	$130,111

Borrowings at December 31, 2006 mature as follows:

Years Ending December 31,

(Dollars in thousands)

2007	$ 80,915
2008	38,204
2009	3,672
2010	1,555
2011	5,000
Thereafter	383

Total	$129,729

      Securities sold under agreements to repurchase generally mature within one day from the transaction date. The Bank provides collateral based upon the par value of the underlying securities. At December 31, 2006, securities with a fair value of $27.2 million were pledged to collateralize other borrowed funds. Information concerning securities sold under agreements to repurchase for 2006 is summarized as follows:

Year Ended December 31, 2006

(Dollars in thousands)

Average balance during the year	$14,855
Average interest rate during the year	2.65%
Maximum month-end balance during the year	$19,562

      On February 17, 2006, the Company completed a private placement of $8.0 million of trust preferred securities, through a newly formed Delaware trust affiliate, Union Bankshares Capital Trust I (the "Trust"). As part of this transaction, the Company issued an aggregate principal amount of $8.2 million of 30-year junior subordinated deferrable interest debt securities to the Trust. The debt securities were issued pursuant to the terms of an Indenture dated as of February 17, 2006, between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee. Under regulatory capital requirements, trust preferred securities, within certain limitations, qualify as Tier I capital. The Company raised capital through the Trust as support for asset growth.

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

      During 2006, the Company recorded $475,000 of interest expense related to the subordinated debt. At December 31, 2006, $3.0 million of the trust preferred securities was included in the Bank's Tier 1 capital, which amounted to 7.6% of total Tier 1 capital, while the $8.0 million was included in the Company's total Tier 1 capital and amounting to 18.0% of Tier 1 capital of the Company.

      During 2006, the Company entered into a long-term capital lease obligation for a new branch office building in Town Hill, Maine, which extends for 20 years. The present value of the lease payments over twenty years ($92,400 per year for the first five years of the lease term and increasing by the Consumer Price Index plus one percent every five years) exceeded 90% of the fair value of the Town Hill office building.

The future minimum lease payments over the remaining terms of the lease and the outstanding capital lease obligation at December 31, 2006 are as follows:

Years Ending December 31,

(Dollars in thousands)

2007	$ 92
2008	92
2009	92
2010	92
2011	96
2012 and after	1,446

Total minimum lease payments	1,910
Less: imputed interest	1,069

Capital lease obligation	$ 841

12. EMPLOYEE BENEFITS

Defined Benefit Pension Plan

      The Company's subsidiary has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees. The defined benefit pension plan was frozen as of May 15, 2005. As a result, all affected employees retain any benefits accumulated to the effective date, but are no longer eligible to increase their benefit. Contributions for 2006 and 2005 were $0 and the expected contribution for 2007 is $0.

      It is the subsidiary's policy to fund the plan sufficiently to meet the minimum requirements set forth in the Employee Retirement Income Security Act of 1974, plus such additional amounts as the Company may determine to be appropriate from time to time.

      The accumulated benefit obligation at December 31, 2006, 2005 and 2004 was $7.1 million, $6.9 million, and $6.5 million, respectively. At December 31, 2006 and 2005, the accumulated benefit obligation exceeded the fair value of plan assets. The Company recognized an additional minimum liability equal to the unfunded accumulated benefit obligation of $939,000 and $1.2 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, the minimum pension liability adjustment was recorded as a separate component of equity, net of a deferred tax asset of $319,000 and $395,000, respectively.

Pension expense amounted to $61,000, $40,000 and $565,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The measurement date for the pension plan was December 31, 2006.

Plan Assets
The Company's pension plan weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	December 31,

	2006	2005

Asset Category
Cash and cash equivalents	1%	1%
Fixed income	49%	50%
Domestic equities	40%	39%
International equities	10%	10%

Total	100%	100%

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

      The Bank utilizes the investment management services of Union Trust Company's Trust Department. The goal of the Union Trust Pension Fund (the "Fund") is to provide sufficient funds to pay the pension obligations which the Bank has incurred for current and future retirees. As such, it should be conservatively managed with the appropriate mix of fixed income and equity securities. On an annual basis, the Fund should obtain sufficient cash to pay all obligations from income, the Bank's contribution or appreciation in the value of the equity portion of the portfolio. Growth in the total value of the Fund will come from excess growth or Bank contribution.

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

      Basis for the expected long term rate of return assumption: the 7% and 8% expected long term rate of return assumption in 2006 and 2005, respectively, was derived from historical rates of return on stocks, government bonds and 30 day T-Bills, assuming a portfolio comprised of 55% stocks, 45% bonds and 5% cash equivalents.

The following table sets forth the estimated future benefit payments for the years indicated for the Company's noncontributory defined benefit pension plan:

Years Ending December 31,

(Dollars in thousands)

2007	$310
2008	316
2009	362
2010	376
2011	369
2012 through 2016	2,274

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

      During 2004, the Financial Accounting Standards Board (FASB) Staff issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP addresses employers' accounting for the effects of the Act and is effective for the Company beginning in 2005. The accounting for the Act will depend on the Company's assessment as to whether the prescription drug benefits available under its plan are actuarially equivalent to Medicare Part D, among other factors. Currently, the Company has not determined the benefit it provides would be considered actuarially equivalent to the benefit provided under the Act and, accordingly, the potential impact of the Act is not reflected in measurement of the APBO or net periodic postretirement benefit cost.

The measurement date for postretirement benefits was December 31, 2006. The expected contribution cost for 2007 is $52,000 for postretirement benefits.

The following table sets forth the estimated future benefit payments for the years indicated for the Company's postretirement health and life insurance program:

Years Ending December 31,

(Dollars in thousands)

2007	$ 52
2008	53
2009	58
2010	66
2011	66
2012 through 2016	435

      Effective December 31, 2006, the Company adopted SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132(R)," which requires the Company to recognize the over funded or under funded status of a single employer defined benefit postretirement plan as an asset or liability on its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the change occurred. However, gains or losses, prior service costs or credits, and transition assets or obligations that have not yet been included in net periodic benefit cost as of the end of 2006, the fiscal year in which SFAS 158 is initially applied, are to be recognized as components of the ending balance of accumulated other comprehensive income, net of tax.

      The following table sets forth the benefit obligations, fair value of plan assets and funded status for the Company's pension and other postretirement benefit plans at and for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

	(Dollars in thousands)

Change in Benefit Obligations
Benefit obligations at beginning of year	$6,864	$ 1,560	$ 8,384	$ 1,493	$ 7,540	$ 1,564
Service cost	-	72	-	78	469	68
Interest cost	405	84	426	84	456	89
Actuarial (gain) loss	98	(275)	(1,637)	(36)	201	(168)
Benefits paid	(286)	(56)	(309)	(59)	(282)	(60)

Benefit obligations at end of year	$7,081	$ 1,385	$ 6,864	$ 1,560	$ 8,384	$ 1,493

Change in Plan Assets
Fair value of plan assets at beginning of year	$5,780	$ -	$ 5,948	$ -	$ 5,911	$ -
Actual return on plan assets	664	-	141	-	319	-
Employer contributions	-	56	-	59	-	60
Benefits paid	(286)	(56)	(309)	(59)	(282)	(60)

Fair value of plan assets at end of year	$6,158	$ -	$ 5,780	$ -	$ 5,948	$ -

Funded status	$ (923)	$(1,385)	$(1,084)	$(1,560)	$(2,436)	$(1,493)
Unrecognized net actuarial (gain) loss	-	-	1,161	(353)	2,554	(327)
Unamortized prior service credit	-	-	-	-	(16)	-
Recognized minimum liability	-	-	(1,161)	-	(648)	-
Unrecognized transition net obligation	-	-	-	320	-	366

Accrued benefit cost, included in other liabilities	$ (923)	$(1,385)	$(1,084)	$(1,593)	$ (546)	$(1,454)

Net periodic benefit cost includes the following components:

	2006		2005		2004

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

	(Dollars in thousands)

Service cost	$ -	$ 72	$ -	$ 78	$469	$ 68
Interest cost	405	84	426	84	456	89
Expected return on plan assets	(393)	-	(452)	-	(461)	-
Recognized net actuarial (gain) loss	49	(12)	67	(10)	104	(4)
Amortization of unrecognized transition obligation	-	46	-	46	-	46
Accretion of prior service credit	-	-	(1)	-	(3)	-

Net periodic benefit cost	$ 61	$190	$ 40	$198	$565	$199

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost in 2007 are $44,000 of net actuarial loss.

The incremental effects of applying SFAS No. 158 on individual line items in the balance sheet as of December 31, 2006 are as follows:

	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158

Other liabilities	$ 7,064	$(226)	$ 6,838

Total liabilities	$509,608	$(226)	$509,382

Accumulated other comprehensive income (loss)	$ (620)	$ 226	$ (394)

Total shareholders' equity	$ 41,367	$ 226	$ 41,593

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	Pension Benefits	Other Benefits

	(Dollars in thousands)

Net actuarial loss (gain)	$ 939	$(617)
Unrecognized transition obligation	-	275

	939	(342)
Net deferred tax expense (benefit)	(319)	116

Total accumulated other comprehensive (income) loss	$ 620	$(226)

Weighted-average assumptions as of December 31 are as follows:

	Years Ended December 31,

	2006		2005		2004

	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits

Discount rate
For determining benefit obligation	6.00%	6.00%	5.75%	5.50%	6.00%	5.75%
For determining benefit cost	5.75%	5.50%	6.00%	5.75%	6.00%	6.00%
Expected return on plan assets	7.00%	-	8.00%	-	8.00%	-
Rate of compensation increase	0.00%	-	4.00%	-	4.00%	-

      For measurement purposes, the annual rate of increase in the per capita health care cost of covered benefits was 11% for 2007, decreasing by 1% annually to 5% for 2013 and later years. The effects of a one-percentage-point change in the assumed health care cost trend rate on the aggregate service and interest cost components of the net periodic postretirement health care benefit cost and on the postretirement benefit obligation would be:

	Years Ended December 31,

	1 Percentage Point Increase			1 Percentage Point Decrease

	2006	2005	2004	2006	2005	2004

	(Dollars in thousands)

Effect on total service and interest components	$ 17	$ 17	$ 41	$ (13)	$ (13)	$ (31)

Effect on postretirement benefit obligation	$282	$282	$279	$(219)	$(219)	$(217)

401(k) Plan

      The Company has established a defined contribution plan under Section 401(k) of the Internal Revenue Code. Plan participants, who consist of all employees meeting minimum age and service requirements who elect to participate, are permitted to contribute a percentage of their wages to the plan on a pre-tax basis. In 2005, the Company amended the Plan to include an employer-paid match on amounts deferred by employees and an annual discretionary profit sharing contribution paid by the Company. The profit sharing plan expenses were $376,000 and $340,000 in 2006 and 2005, respectively, while plan expenses for employer-paid match contributions were $60,000 and $39,000 for 2006 and 2005, respectively.

Supplemental Executive Retirement Plan

      The Company maintains a nonqualified supplemental executive retirement plan for the benefit of certain key employees. Life insurance policies were acquired to generate income to offset the cost of the plan. The amount of the annual benefit is indexed to the financial performance of each insurance policy owned by the Company. The present value of these benefits is being expensed over the employment service period which amounted to $210,000, $240,000 and $134,000 for 2006, 2005 and 2004, respectively. The cash value of these policies was $9.1 million and $8.8 million at December 31, 2006 and 2005, respectively.

Stock Purchase Plan
The Bank maintains a stock purchase plan which allows qualified employees and directors to acquire stock of the Company at fair market value.

13. INCOME TAXES

Income tax expense (benefit) consists of the following:

	Years Ended December 31,

	2006	2005	2004

	(Dollars in thousands)

Federal current	$ 862	$1,390	$2,166
Federal deferred	321	331	(260)
State	81	95	139

Total	$1,264	$1,816	$2,045

      The actual tax expense for 2006, 2005 and 2004 differs from the "expected" tax expense for those years (computed by applying the applicable U.S. federal corporate tax rate to income before income taxes) due to the following:

	Years Ended December 31,

	2006		2005		2004

	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings

	(Dollars in thousands)

Computed "expected" tax expense	$1,722	34.0%	$2,231	34.0%	$2,337	34.0%
Nontaxable income on obligations of states and political subdivisions	(368)	(7.3%)	(402)	(6.1%)	(259)	(3.8%)
Cash surrender value of life insurance	(109)	(2.2%)	(106)	(1.6%)	(126)	(1.8%)
Other	19	0.5%	93	1.4%	93	1.3%

Total	$1,264	25.0%	$1,816	27.7%	$2,045	29.7%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented as follows:

	December 31,

	2006	2005

	(Dollars in thousands)

Deferred Tax Assets
Allowance for loan losses	$1,314	$1,273
Deferred compensation	400	332
Postretirement benefits	471	557
Accrued pension	319	395
Unrealized loss on available for sale securities	504	741
Other	-	67

Deferred tax assets	$3,008	$3,365

Deferred Tax Liabilities
Deferred origination fees	$ 135	$ 71
Premises, furniture and equipment	322	371
Mortgage servicing rights	191	210
Other	112	-

Deferred tax liabilities	$ 760	$ 652

      The Bank has sufficient refundable taxes paid in available carryback years to fully realize its recorded deferred tax asset of $2.2 million at December 31, 2006. The deferred tax asset and liability are included in other assets and other liabilities in the balance sheet at December 31, 2006 and 2005.

14. STAFF ACCOUNTING BULLETIN NO. 108 (SAB 108)

      In September 2006, the SEC released SAB 108. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on retained earnings of errors relating to prior years deemed to be immaterial under an income statement approach that are material under the balance sheet approach. The Company adopted SAB 108 effective the beginning of the fiscal year ended December 31, 2006. In accordance with SAB 108, the Company has adjusted beginning retained earnings for fiscal 2006 in the accompanying Consolidated Financial Statements for the item described below.

      Tax Accounting Adjustments: The Company adjusted its beginning retained earnings for fiscal 2006 for a historical misstatement in deferred taxes payable related to minor income tax expense items accumulated over a period of years that were not considered material in past years. This resulted in an overstatement of other liabilities of $218,000. The cumulative effect of the above mentioned item on fiscal 2006 beginning balances is presented below:

Description	Noncurrrent Liabilities	Retained Earnings

Tax Accounting Adjustment	$(217,587)	$217,587

Total	$(217,587)	$217,587

15. REGULATORY MATTERS

      The Company and Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company's and Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006, that the Company and Bank meet all capital adequacy requirements to which they are subject.

      As of December 31, 2006, the most recent notification from the Federal Reserve Board (the "Board") categorized the Bank as well capitalized under the regulatory framework. To be so categorized, the Bank must maintain minimum total risk based, Tier I risk based and Tier I leverage ratios as set forth in the table. Management believes no conditions or events that would alter the Bank's categorization have occurred since the Board's notification.

The actual capital amounts and ratios for the Company and the Bank as of December 31, 2006 and 2005 are presented in the table below:

	December 31, 2006

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

Total capital (to risk weighted assets)
Consolidated	$48,323	14.76%	> or = $26,190	> or =8.0%	N/A	N/A
Union Trust Company	$43,700	13.40%	> or = $26,093	> or = 8.0%	> or = $32,616	> or = 10.0%

Tier I capital (to risk weighted assets)
Consolidated	$44,229	13.51%	> or = $13,095	> or = 4.0%	N/A	N/A
Union Trust Company	$39,619	12.15%	> or = $13,046	> or = 4.0%	> or = $19,570	> or = 6.0%

Tier I capital (to average assets)
Consolidated	$44,229	7.99%	> or = $22,145	> or = 4.0%	N/A	N/A
Union Trust Company	$39,619	7.22%	> or = $21,950	> or = 4.0%	> or = $27,437	> or = 5.0%

	December 31, 2005

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

Total capital (to risk weighted assets)
Consolidated	$39,456	12.75%	> or = $24,763	> or = 8.0%	N/A	N/A
Union Trust Company	$39,315	12.70%	> or = $24,767	> or = 8.0%	> or = $30,959	> or = 10.0%

Tier I capital (to risk weighted assets)
Consolidated	$35,582	11.50%	> or = $12,381	> or = 4.0%	N/A	N/A
Union Trust Company	$35,439	11.45%	> or = $12,384	> or = 4.0%	> or = $18,575	> or = 6.0%

Tier I capital (to average assets)
Consolidated	$35,582	6.83%	> or = $20,838	> or = 4.0%	N/A	N/A
Union Trust Company	$35,439	6.80%	> or = $20,840	> or = 4.0%	> or = $26,050	> or = 5.0%

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

At December 31, 2006 and 2005, the following financial instruments, whose contract amounts represent credit risk, were outstanding:

	Contract Amount

	2006	2005

	(Dollars in thousands)

Commitments to extend credit	$67,022	$62,394
Standby letters of credit	190	186
Unadvanced portions of construction loans	6,558	7,952

Total	$73,770	$70,532

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

      The Bank grants residential, commercial and consumer loans principally to customers in Maine's Hancock, Washington, Waldo, Knox and Lincoln counties. Although the loan portfolio is diversified, a substantial portion of the debtors' ability to honor their contracts depends upon local economic conditions, especially in the real estate sector. At December 31, 2006, there were no borrowers whose total indebtedness to the Bank exceeded regulatory limits.

The consolidated balance sheets do not include various contingent liabilities such as liabilities for assets held in trust. Management does not anticipate any loss as a result of these contingencies.

17. LITIGATION

      At December 31, 2006, the Company was involved in litigation arising from normal banking, financial and other activities of the Bank. Management, after consultation with legal counsel, does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Company's financial condition.

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

Cash and Cash Equivalents. The fair value of cash, due from banks and federal funds sold approximates their relative book values at December 31, 2006 and 2005, as these financial instruments have short maturities.

Investment Securities. Fair values are estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. The fair value of certain state and municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.

Other Investment Securities, Federal Home Loan Bank Stock and Federal Reserve Bank Stock. The fair value of these financial instruments approximates the book value as these instruments do not have a market, nor is it practical to estimate their fair value without incurring excessive costs.

Loans Held for Sale. The fair value of this financial instrument approximates the book value as the instrument has a short maturity.

Loans. Fair values are estimated for portfolios of loans with similar financial characteristics. Management has determined that the fair value approximates book value on all loans with maturities of one year or less or variable interest rates. The fair values of all other loans are estimated based on bid quotations received from securities dealers. The estimates of maturity are based on the Bank's historical experience with repayments for each loan classification, modified, as required, by an estimate of the effect of current economic and lending conditions and the effects of estimated prepayments.

Cash Surrender Value of Bank Owned Life Insurance. The fair value is based on the actual cash surrender value of bank owned life insurance.

Accrued Interest Receivable. The fair value of this financial instrument approximates the book value as the instrument has a short maturity.

Capitalized Mortgage Servicing Rights. The fair value of mortgage servicing rights is based on the expected present value of future mortgage servicing income, net of estimated servicing costs, considering market consensus loan prepayment predictions.

Deposits. Fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings deposits, NOW accounts and money market and checking accounts, equals the amount payable on demand. The fair values of certificates of deposit are based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

      The fair value estimates do not include the benefit that results from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market. If that value was considered, the fair value of the Bank's net assets could increase.

Accrued Interest Payable. The fair value of this financial instrument approximates the book value as the instrument has a short maturity.

Borrowings from Federal Home Loan Bank. The fair values of borrowings are estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

Subordinated Debt. The fair value is estimated using current rates for debentures of similar maturity.

Other Borrowed Funds. The carrying amount of borrowings under repurchase agreements maturing within 90 days approximates their fair value.

Commitments to Extend Credit. The Bank has not estimated the fair values of commitments to originate loans due to their short-term nature and their relative immateriality.

Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These values do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

A summary of the fair values of the Company's significant financial instruments at December 31, 2006 and 2005 follows:

	December 31,

	2006		2005

	Carrying Value	Estimate of Fair Value	Carrying Value	Estimate of Fair Value

	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$ 11,900	$ 11,900	$ 9,725	$ 9,725
Securities, available for sale	130,512	130,512	128,852	128,852
Securities, held to maturity	1,977	2,019	2,078	2,143
Other investment securities	8,009	8,009	9,758	9,758
Loans	365,912	365,437	351,610	352,313
Loans held for sale	842	842	-	-
Accrued interest receivable	2,402	2,402	2,350	2,350
Cash surrender value of bank owned life insurance	9,118	9,118	8,762	8,762
Mortgage servicing rights	561	1,381	619	1,089

LIABILITIES
Deposits	$347,765	$347,243	$334,998	$334,093
Accrued interest payable	1,192	1,192	892	892
Borrowings from Federal Home Loan Bank	129,729	129,678	130,111	129,929
Subordinated debt	8,248	10,181	-	-
Other borrowed funds	16,802	16,802	17,584	17,584

19. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table provides a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005. Certain balances from the prior quarters have been reclassified to conform with the fourth quarter 2006 presentation. Basic earnings per share have been restated to reflect the Company's 2-for-1 stock split, in the form of a 100% stock dividend, paid on March 21, 2005.

	2006				2005

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(Dollars in thousands, except per share data)

Interest income	$6,934	$7,308	$7,611	$7,780	$5,966	$6,338	$6,537	$6,671
Interest expense	3,160	3,816	4,002	3,976	1,948	2,333	2,541	2,873

Net interest income	3,774	3,492	3,609	3,804	4,018	4,005	3,996	3,798
Recovery of loan losses	-	-	-	-	(215)	-	-	-

Net interest income after recovery of loan losses	3,774	3,492	3,609	3,804	4,233	4,005	3,996	3,798
Non-interest income	1,378	1,658	1,502	1,497	1,307	1,505	1,447	1,492
Non-interest expense	4,045	4,070	3,753	3,781	3,771	3,754	3,741	3,954

Income before taxes	1,107	1,080	1,358	1,520	1,769	1,756	1,702	1,336
Income taxes	273	246	326	419	545	504	508	259

Net income	$ 834	$ 834	$1,032	$1,101	$1,224	$1,252	$1,194	$1,077

Basic earnings per share	$ 0.76	$ 0.77	$ 0.95	$ 1.03	$ 1.10	$ 1.12	$ 1.08	$ 0.98

20. PARENT-ONLY CONDENSED FINANCIAL STATEMENTS

The condensed financial statements of Union Bankshares Company as of December 31, 2006 and 2005 and for each of the years ended December 31, 2006, 2005 and 2004 are presented as follows:

BALANCE SHEETS
December 31, 2006 and 2005
Dollars in thousands	2006	2005

ASSETS
Cash	$ 1	$ 52
Securities, available for sale, at market	4,676	-
Investment in subsidiaries	38,901	34,053
Core deposit intangible	27	74
Goodwill	6,305	6,305
Other assets	482	590

Total assets	$50,392	$41,074

LIABILITIES AND SHAREHOLDERS' EQUITY
Junior subordinated debt	$ 8,248	$ -
Dividends payable	426	439
Other liabilities	125	60
Shareholders' equity	41,593	40,575

Total liabilities and shareholders' equity	$50,392	$41,074

STATEMENTS OF INCOME
Years ended December 31, 2006, 2005 and 2004
Dollars in thousands	2006	2005	2004

Dividend income	$3,544	$2,954	$3,270
Equity in undistributed earnings of subsidiary	549	1,934	1,701
Other income	229	-	-

Total income	4,322	4,888	4,971
Operating expenses	521	141	142

Net income	$3,801	$4,747	$4,829

STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004
Dollars in thousands	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 3,801	$ 4,747	$ 4,829

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Undistributed earnings of subsidiary	(549)	(1,934)	(1,701)
Amortization	36	47	47
Decrease (increase) in other assets	109	(112)	(29)
Increase in other liabilities	65	127	18

Net cash provided by operating activities	3,462	2,875	3,164

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of available for sale securities	(4,980)	-	-
Payments for investments in subsidiaries	(3,250)	-	-
Proceeds from principal payments on available for sale securities	316	-	-

Net cash used by investing activities	(7,914)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid	(1,742)	(1,773)	(1,457)
Proceeds from issuance of long-term debt	8,248	-	-
Purchase of common and treasury stock	(2,613)	(1,682)	(1,869)
Sale of treasury stock	-	-	186
Proceeds from stock issuance	508	425	164

Net cash provided (used) by financing activities	4,401	(3,030)	(2,976)

Net (decrease) increase in cash	(51)	(155)	188
Cash at beginning of year	52	207	19

Cash at end of year	$ 1	$ 52	$ 207

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES
Changes in other comprehensive income:
Net decrease in net unrealized gain on available for sale securities	$ (460)	$(1,895)	$(1,086)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

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

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      The information included in the Proxy Statement under the captions "Section 16(a) Beneficial Ownership Reporting Compliance," "Election of Directors," "Information about Management and the Board of Directors - Executive Officers Who Are Not Directors" "Information about Management and the Board of Directors - Audit Committee," "Information about Management and the Board of Directors - Corporate Governance Committee" and "Compensation of Directors and Executive Officers" is incorporated herein by reference.

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

      The information included in the Proxy Statement under the captions "Information about Management and the Board of Directors - Compensation Committee" "Compensation of Directors and Executive Officers" "Report of the Compensation Committee" is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information included in the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

      The information included in the Proxy Statement under the caption "Compensation of Directors and Executive Officers - Transactions with Certain Related Persons" "Information about Management and the Board of Directors - Board Meetings" is incorporated herein by reference.

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

Consolidated Balance Sheets - December 31, 2006 and 2005;
Consolidated Statements of Income - Years Ended December 31, 2006, 2005 and 2004;
Consolidated Statements of Changes in Shareholders' Equity - Years Ended December 31, 2006, 2005 and 2004;
Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004; and
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
******10.2

Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

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

******10.6

Form of Amendment to the Deferred Compensation Agreements between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

13	2006 Annual Report to Shareholders
*****14	Amended and Restated Code of Ethics of the Company
21	Subsidiaries of the Company
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 23, 2006.
******	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 14, 2007	Union Bankshares Company

	By:	/s/ Peter A. Blyberg

Peter A. Blyberg President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 14, 2007

NAME	TITLE	DATE

/s/ Peter A. Blyberg	Director, President and Chief	March 14, 2007
Executive Officer
Peter A. Blyberg	(Principal Executive Officer)

/s/ Timothy R. Maynard	Senior Vice President and Chief	March 14, 2007
Financial Officer
Timothy R. Maynard	(Principal Financial Officer)

/s/ Arthur J. Billings	Director	March 14, 2007

Arthur J. Billings

	Director	March 14, 2007

Blake B. Brown

/s/ Peter A. Clapp	Director	March 14, 2007

Peter A. Clapp

/s/ Samuel G. Cohen	Director	March 14, 2007

Samuel G. Cohen

	Director	March 14, 2007

Sandra H. Collier

/s/ James L. Markos, Jr.	Director	March 14, 2007

James L. Markos, Jr.

/s/ Harry E. Mikkelsen	Director	March 14, 2007

Harry E. Mikkelsen

/s/ Stephen C. Shea	Director	March 14, 2007

Stephen C. Shea

/s/ Robert W. Spear	Director	March 14, 2007

Robert W. Spear

/s/ Karen W. Stanley	Director	March 14, 2007

Karen W. Stanley

/s/ Paul L. Tracy	Director	March 14, 2007

Paul L. Tracy

Exhibit Index

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
**3.2	Amended and Restated Bylaws of the Company
***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
******10.2

Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

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

******10.6

Form of Amendment to the Deferred Compensation Agreements between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

13	2006 Annual Report to Shareholders
*****14	Amended and Restated Code of Ethics of the Company
21	Subsidiaries of the Company
31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO
31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO
32.1	Section 1350 Certification of the CEO
32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on November 15, 2004.
**	Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 16, 2005.
***	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on February 23, 2006.
****	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the SEC on June 15, 1984, Registration No. 2-90679.
*****	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on January 23, 2006.
******	Incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on June 16, 2006.

