Form 10-K/A
period 2006-12-31
UNION BANKSHARES CO/ME
filed 2007-04-13
CIK 745083

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K/A

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

This Amendment No. 1 to Union Bankshares Company's Form 10-K, originally filed with the Securities and Exchange Commission on March 30, 2007, is being filed to correct the inadvertent omission of the name of the Union Bankshares Company's Independent Registered Public Accounting Firm from the "Report of Independent Registered Public Accounting Firm" included in Item 8., Financial Statements and Supplementary Data, of the original filing.

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

As discussed in Notes 12 and 14 to the consolidated financial statements, the Company changed its method of evaluating materiality of financial statement misstatements in connection with the adoption of SEC Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" and changed its method of accounting for pension and other postretirement benefits pursuant to Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) in 2006.

/s/ Berry, Dunn, McNeil & Parker

Portland, Maine

March 29, 2007

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 12, 2007	Union Bankshares Company

	By:	/s/ Peter A. Blyberg

Peter A. Blyberg President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2007

NAME	TITLE	DATE

/s/ Peter A. Blyberg	Director, President and Chief	April 12, 2007
Executive Officer
Peter A. Blyberg	(Principal Executive Officer)

/s/ Timothy R. Maynard	Senior Vice President and Chief	April 12, 2007
Financial Officer
Timothy R. Maynard	(Principal Financial Officer)

/s/ Arthur J. Billings	Director	April 12, 2007

Arthur J. Billings

/s/ Blake B. Brown	Director	April 12, 2007

Blake B. Brown

/s/ Peter A. Clapp	Director	April 12, 2007

Peter A. Clapp

	Director	April __, 2007

Samuel G. Cohen

	Director	April __, 2007

Sandra H. Collier

	Director	April __, 2007

James L. Markos, Jr.

/s/ Harry E. Mikkelsen	Director	April 12, 2007

Harry E. Mikkelsen

	Director	April __, 2007

Stephen C. Shea

/s/ Robert W. Spear	Director	April 12, 2007

Robert W. Spear

/s/ Karen W. Stanley	Director	April 12, 2007

Karen W. Stanley

/s/ Paul L. Tracy	Director	April 12, 2007

Paul L. Tracy

Exhibit Index

Exhibit No.	Description

*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the "Company")
**3.2	Amended and Restated Bylaws of the Company
***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.
****10.1	Stock Purchase Plan for the employees of Union Trust Company (the "Bank")
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