Form 10-Q
period 2007-03-31
UNION BANKSHARES CO/ME
filed 2007-05-15
CIK 745083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number 0-12958

UNION BANKSHARES COMPANY

(Exact name of registrant as specified in its charter)

Maine	01-0395131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

66 Main Street, Ellsworth, Maine 04605

(Address of principal executive offices) (Zip Code)

(207) 667-2504

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell holding company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 8, 2007, there were 1,064,530 shares of the registrant’s common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of March 31, 2007 and 2006, and for the three month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil and Parker

Portland, Maine

May 14, 2007

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except number of shares)

	March 31, 2007	March 31, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$9,506	$11,061	$11,900
Securities, available for sale, at market	130,741	137,566	130,512
Securities, held to maturity, at cost (market value $1,984, $2,033, and $2,019 at March 31, 2007, March 31, 2006 and December 31, 2006, respectively)	1,945	1,982	1,977
Other investment securities, at cost which approximates market value	7,766	9,258	8,009
Loans held for sale	590	355	842

Loans	375,609	363,595	370,167
Less allowance for loan losses	4,187	4,283	4,255

Net loans	371,422	359,312	365,912

Premises, furniture and equipment, net	8,715	6,412	8,647
Goodwill	6,305	6,305	6,305
Bank owned life insurance	9,203	8,848	9,118
Other assets	7,304	6,840	7,753

Total assets	$553,497	$547,939	$550,975

LIABILITIES
Demand deposits	$41,927	$41,366	$49,868
NOW deposits	79,407	73,016	80,257
Money market accounts	27,531	22,307	21,290
Savings deposits	55,224	67,668	60,258
Certificates of deposit	145,464	112,845	136,092

Total deposits	349,553	317,202	347,765
Borrowings from Federal Home Loan Bank	124,891	162,424	129,729
Other borrowed funds	21,004	12,991	16,802
Subordinated debt	8,248	8,248	8,248
Other liabilities	7,262	6,647	6,838

Total liabilities	510,958	507,512	509,382

SHAREHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,064,682 shares at March 31, 2007, 1,090,986 shares at March 31, 2006 and 1,063,982 shares at December 31, 2006.	13,308	13,637	13,300
Surplus	274	1,581	248
Retained earnings	29,891	27,499	29,417
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of deferred tax asset of $(278), $(772) and $(504) at March 31, 2007, March 31, 2006 and December 31, 2006, respectively.	(540)	(1,524)	(978)
Net unrealized loss on pension and postretirement plans, net of deferred tax asset of $(203), $(395) and $(203) at March 31, 2007, March 31, 2006 and December 31, 2006, respectively.	(394)	(766)	(394)

Total shareholders’ equity	42,539	40,427	41,593

Total liabilities and shareholders’ equity	$553,497	$547,939	$550,975

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except number of shares and per share data)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,006	$5,417
Interest and dividends on investments	1,696	1,517

Total interest and dividend income	7,702	6,934

INTEREST EXPENSE
Interest on deposits	2,078	1,513
Interest on borrowed funds	1,994	1,647

Total interest expense	4,072	3,160

Net interest income	3,630	3,774
Provision for loan losses	15	—

Net interest income after provision for loan losses	3,615	3,774

NON-INTEREST INCOME
Net gain on sales of investment securities	7	—
Financial services fees and commissions	668	621
Service charges and fees on deposit accounts	446	442
Bankcard fees	82	76
Loan fees	226	150
Income from cash surrender value of life insurance	85	87
Other income	73	2

Total non-interest income	1,587	1,378

NON-INTEREST EXPENSE
Salaries and employee benefits	2,391	2,464
Net occupancy	442	386
Equipment and data processing	308	290
Other expense	823	905

Total non-interest expense	3,964	4,045

Income before income taxes	1,238	1,107
Income taxes	306	273

Net income	$932	$834

Net income per common share	$0.88	$0.76

Cash dividends declared per common share	$0.43	$0.40

Weighted average common shares outstanding	1,064,155	1,096,208

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2005	$13,721	$1,932	$27,126	$(2,204)	$40,575

Net income, three months ended March 31, 2006	—	—	834	—	834
Change in net unrealized loss on available for sale securities, net of tax of $31	—	—	—	(86)	(86)

Total comprehensive income	—	—	834	(86)	748

Sale of 2,204 shares of common stock	27	117	—	—	144
Repurchase of 8,884 shares of common stock	(111)	(468)	—	—	(579)
Cash dividends declared	—	—	(461)	—	(461)

Balance at March 31, 2006	$13,637	$1,581	$27,499	$(2,290)	$40,427

Balance at December 31, 2006	$13,300	$248	$29,417	$(1,372)	$41,593

Net income, three months ended March 31, 2007	—	—	932	—	932
Change in net unrealized loss on available for sale securities, net of tax benefit of $225	—	—	—	438	438

Total comprehensive income	—	—	932	438	1,370

Sale of 2,261 shares of common stock	28	90	—	—	118
Repurchase of 1,561 shares of common stock	(20)	(64)	—	—	(84)
Cash dividends declared	—	—	(458)	—	(458)

Balance at March 31, 2007	$13,308	$274	$29,891	$(934)	$42,539

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$932	$834

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible asset	12	12
Depreciation	188	154
Net (accretion) amortization of (discounts) premium on investments	(1)	78
Deferred income taxes	—	(47)
Provision for loan losses	15	—
Net gain on sales of available for sale securities	(7)	—
Originations of loans held for sale	(4,475)	(996)
Proceeds from sale of loans	4,727	641
Net change in other assets	437	(383)
Net increase in other liabilities	167	183
Net change in deferred loan origination fees	(8)	(9)

Net cash provided by operating activities	1,987	467

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	4,007	170
Purchase of available for sale securities	(20,229)	(12,866)
Proceeds from maturities and principal payments on available for sale securities	16,666	3,796
Proceeds from maturities and principal payments on held to maturity securities	30	95
Net decrease in other investments	243	500
Net increase in loans to customers	(5,517)	(7,693)
Net capital expenditures	(256)	(345)
Net increase in cash surrender value of life insurance	(85)	(86)

Net cash used by investment activities	(5,141)	(16,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,788	(17,796)
Proceeds from long-term borrowings	5,000	—
Repayment of long-term borrowings	(838)	(787)
Net change in short-term borrowings from Federal Home Loan Bank	(9,000)	33,100
Net change in other borrowed funds	4,202	(4,593)
Issuance of subordinated debt	—	8,248
Purchase of common stock	(84)	(579)
Proceeds from stock issuance	118	144
Dividends paid	(426)	(439)

Net cash provided by financing activities	760	17,298

Net (decrease) increase in cash and cash equivalents	(2,394)	1,336
Cash and cash equivalents at beginning of year	11,900	9,725

Cash and cash equivalents at end of period	$9,506	$11,061

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

NOTE 2. EARNINGS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS

On March 15, 2007, the Company purchased interest rate protection agreements (caps) with notional amounts of $20.0 million, a strike rate of 5.50% and a termination date of March 15, 2010. These caps were acquired to limit the Company’s exposure to rising interest rates. Under these agreements, the Company paid up front premiums of $66,000 for the right to receive cash flow payments above the predetermined cap rate, thus effectively capping its interest expense for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, management determined the cap did not qualify for hedge accounting treatment. Accordingly, the fair value of the cap, $56,000 at March 31, 2007, is recorded in the consolidated balance sheets with the change in fair value recorded in other expense in the consolidated statement of income.

NOTE 4. STOCK REPURCHASE PROGRAM

The Stock Repurchase Program, as originally adopted on April 14, 2002, provided for the repurchase of up to 57,700 shares or up to 5% of the Company’s then-outstanding common stock. On October 27, 2004, the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares or 7.5% of its outstanding common stock as of the Program’s original adoption date. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company’s common stock outstanding as of April 10, 2006. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of March 31, 2007, the Company had repurchased a total of 123,026 shares of its stock since the Program’s inception. The Company repurchased 1,561 shares as part of this program at an average price of $53.94 during the first quarter of 2007.

NOTE 5. MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights are recognized, in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets—an amendment of SFAS No. 140, as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The fair value of the mortgage servicing rights approximated $1.3 million and $1.1 million, respectively at March 31, 2007 and 2006.

In evaluating the reasonableness of the carrying values of mortgage servicing rights, the Company obtains third party valuations based on loan level data including note rate, type and term of the underlying loans. The model utilizes a variety of assumptions, the most significant of which are loan prepayment assumptions and the discount rate used to discount future cash flows. Prepayment assumptions, which are impacted by loan rates and terms, are calculated using a three-month moving average of weekly prepayment data published by the Public Securities Association and modeled against the serviced loan portfolio by the third party valuation specialist. The discount rate is the quarterly average 10-year US Treasury rate plus 5.0%. Other assumptions include delinquency rates, foreclosure rates, servicing cost inflation, and annual unit loan cost. All assumptions are adjusted periodically to reflect current circumstances. Amortization of the mortgage servicing rights, as well as write-offs of capitalized rights due to prepayments of the related mortgage loans, are recorded as a charge against other income.

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Balance of loans serviced for others at March 31,	$108,067	$103,060

Mortgage Servicing Rights, Net of Valuation Allowance:
Balance at beginning of year	$561	$619
Mortgage servicing rights capitalized	71	14
Amortization charged against mortgage servicing income	(76)	(71)
Change in valuation allowance	(1)	—

Balance at end of period	$555	$562

Valuation Allowance:
Balance at beginning of year	$2	$4
Increase in impairment reserve	1	—

Balance at end of period	$3	$4

NOTE 6. CORE DEPOSIT INTANGIBLE

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

	March 31, 2007	March 31, 2006	December 31, 2006
	(Dollars in thousands)
Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	308	261	296

Core deposit intangible, net	$15	$62	$27

Amortization expense related to the core deposit intangible amounted to $12,000 for the three months ended March 31, 2007 and March 31, 2006. The expected total amortization expense is estimated to be $27,000 in 2007.

NOTE 7. EMPLOYEE BENEFITS

The Company’s subsidiary has a noncontributory defined benefit pension plan covering substantially all permanent full-time employees. Effective May 15, 2005, the Company froze the defined benefit pension plan. As a result, all affected employees retained any benefits accumulated to the effective date, but were no longer eligible to increase their benefit.

The Company also sponsors a postretirement benefit program that provides medical coverage and life insurance benefits to certain employees who meet minimum age and service requirements. Active employees accrue benefits over a 25-year period.

In December 2006, the Company implemented SFAS Statement No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans” – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the over funded or under funded status of the above described plans measured as the difference between the fair value of plan assets and the projected benefit obligation.

Net periodic benefit cost of these plans includes the following components:

	Three months ended March 31,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Service cost	$—	$18	$—	$19
Interest cost	101	21	98	21
Expected return on plan assets	(98)	—	(98)	—
Recognized net actuarial (gain) loss	12	(3)	8	(3)
Amortization of unrecognized transition obligation	—	12	—	12

Net periodic benefit cost	$15	$48	$8	$49

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income (loss) are as follows:

	Three months ended March 31,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Net actuarial loss (gain)	$939	$(617)	$—	$—
Unrecognized transition obligation	—	275	—	—

	939	(342)	—	—
Net deferred tax expense (benefit)	(319)	116	—	—

Total accumulated other comprehensive (income) loss	$620	$(226)	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.00%	6.00%	5.50%	5.50%

Weighted-average discount rate assumption used to determine benefit cost	5.75%	5.50%	5.75%	5.75%

The Company’s expected pension and postretirement benefit payments for the second quarter of 2007 are $77,000 and $13,000, respectively and the expected benefit payments for all of 2007 are $310,000 and $52,000, respectively. The expected pension and postretirement contributions for 2007 is $0 and $52,000, respectively.

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

The Company also maintains a nonqualified supplemental executive retirement plan for the benefit of certain key employees. Life insurance policies were acquired to generate income to offset the cost of the plan. The amount of the annual benefit is indexed to the financial performance of each insurance policy owned by the Company.

NOTE 8. REPURCHASE AGREEMENTS

Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At March 31, 2007, the Company had $10.0 million of wholesale repurchase agreements outstanding with third party brokers and $10.0 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.

NOTE 9. INCOME TAXES

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

NOTE 10. RECENT ACCOUNTING DEVELOPMENTS

In September 2006, The Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and we do not expect application of this Statement to change current practice.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS 159.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the “Company”) at March 31, 2007 and 2006 and December 31, 2006, and the consolidated results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.

Certain information discussed below is presented on a fully tax-equivalent basis. Management believes the disclosure of tax-equivalent net interest income information improves the clarity of financial analysis, and is particularly useful to investors in understanding and evaluating the changes and trends in the Company’s results of operations.

Forward Looking Statements

This Form 10-Q contains “forward-looking statements” which may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	The Company’s loan portfolio includes loans with a higher risk of loss.

•	If the Company’s allowance for loan losses is not sufficient to cover actual loan losses, earnings could decrease.

•	Changes in interest rates could adversely affect the Company’s results of operations and financial condition.

•	The local economy may affect future growth possibilities.

•	The Company depends on its executive officers and key personnel to continue the implementation of its long-term business strategy and could be harmed by the loss of their services.

•	The Company operates in a highly regulated environment, and changes in laws and regulations to which it is subject may adversely affect its results of operations.

•	Competition in the Bank’s primary market area may reduce its ability to attract and retain deposits and originate loans.

•

If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately report financial results or prevent fraud, and, as a result, investors and depositors could lose confidence in the Company’s financial reporting, which could adversely affect its business, the trading price of its stock and its ability to attract additional deposits.

•

The Company’s Certificate of Incorporation and bylaws may prevent a transaction you may favor or limit growth opportunities, which could cause the market price of the Company’s common stock to decline.

•	The Company may not be able to pay dividends in the future in accordance with past practice.

This list of important factors is not exclusive. Any or all of the forward looking statements in this report and in any other public statements made by the Company may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward looking statement can be guaranteed. The Company and its wholly-owned subsidiary, Union Trust Company (the “Bank”), disclaim any obligation to update any forward-looking statement, whether written or oral, to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events or circumstances.

Critical Accounting Policies

Management’s discussion and analysis of the Company’s financial condition are based on the consolidated financial statements which are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to the allowance for loan losses and the evaluation of mortgage servicing rights. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets that are not readily apparent from other sources. Actual results could differ from the amount derived from management’s estimates and assumptions under different assumptions or conditions.

Allowance for Loan Losses. Management believes the allowance for loan losses is a critical accounting policy that requires estimates and assumptions in the preparation of the consolidated financial statements. The allowance for loan losses is based on management’s evaluation of the level of the allowance required in relation to the estimated loss exposure in the loan portfolio. Management believes the allowance for loan losses is a significant estimate and therefore regularly evaluates it for adequacy by taking into consideration factors such as prior loan loss experience, the character and size of the loan portfolio, business and economic conditions and management’s estimation of probable losses. The use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights. The valuation of mortgage servicing rights is also a critical accounting policy which requires significant estimates and assumptions. Servicing assets are recognized as separate assets when servicing rights are acquired through the sale of residential mortgage loans. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Management uses, on a quarterly basis, an independent firm which specializes in the valuation of mortgage servicing rights to determine the fair value which is recorded on the balance sheet. This includes an evaluation for impairment based upon the fair value of the rights, which can vary depending upon current interest rates and prepayment expectations, as compared to amortized cost. When the book value exceeds the fair value, a valuation allowance is recorded against these servicing assets. The Company’s assumptions are adjusted periodically to reflect current circumstances.

Executive Overview

Net income increased $98,000, or 11.7%, for the quarter ended March 31, 2007 compared to the first quarter last year. The following were significant factors contributing to the results for the first quarter of 2007:

•	Net interest income, on a tax equivalent basis, decreased $127,000, or 3.2% compared to the first quarter last year, largely resulting from continued margin compression.

•

Non-interest income increased $209,000, or 15.2% compared to the first quarter last year, primarily due to continued growth in financial services fees and commissions, loan fees, bankcard fees, and other income.

•	Non-interest expense decreased $81,000, or 2.0% compared to the first quarter last year, primarily due to decreases in salaries and employee benefits and advertising expense.

•	Total loans increased by $12.0 million, or 3.3%, at March 31, 2007 compared to March 31, 2006, primarily driven by continued growth in the commercial categories.

Results of Operations

Net Income. Net income for the three months ended March 31, 2007 was $932,000, an increase of $98,000, or 11.7%, compared to the same period in 2006. Earnings per share were $0.88 and $0.76, respectively, for the three months ended March 31, 2007 and March 31, 2006. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first three months of the year were 9.00% and .68%, respectively. Annualized ROE and ROA were 8.18% and .62%, respectively, for the same period in 2006.

Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. On a fully tax-equivalent basis, net interest income for the quarter ended March 31, 2007 decreased by $127,000, or 3.2%, to $3.8 million in comparison to the same period last year. The Company’s net interest margin declined 18 basis points to 3.00% for the three months ended March 31, 2007 compared to 3.18% for the same period a year ago. The continued compression in the net interest margin can be attributed to higher deposit costs and increases in the cost of borrowings, without a proportional increase in the yields on loans and investments. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased 25 basis points to 2.60% for the first three months of 2007 compared to the first three months of 2006.

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

Average Balance Sheets and Analysis of Net Interest Income

(On a Tax-Equivalent Basis)

	Three months ended March 31,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Interest Earning Assets:
Investment securities (1)	$141,687	$1,864	5.34%	$142,110	$1,655	4.72%
Loans, gross (excludes loans held for sale ) (1)	373,680	6,016	6.53%	359,400	5,439	6.14%

Total interest earning assets	515,367	$7,880	6.20%	501,510	$7,094	5.74%

Other assets:
Cash and cash equivalents	9,575			8,710
Other assets	28,236			23,929

	$553,178			$534,149

Liabilities
Interest Bearing Liabilities:
Deposits:
Savings deposits	$57,277	$202	1.43%	$70,339	$266	1.53%
NOW deposits	77,900	303	1.58%	72,425	182	1.02%
Money market accounts	25,399	168	2.69%	22,921	85	1.51%
Time deposits	134,549	1,405	4.24%	116,531	980	3.41%

Total interest bearing deposits	295,125	2,078	2.86%	282,216	1,513	2.18%
Borrowings:
Borrowings from Federal Home Loan Bank	141,201	1,711	4.91%	142,265	1,497	4.26%
Subordinated debt	8,248	137	6.72%	3,941	59	6.11%
Other borrowed funds	14,241	146	4.17%	14,886	91	2.49%

Total borrowings	163,690	1,994	4.94%	161,092	1,647	4.15%

Total interest bearing liabilities	458,815	$4,072	3.60%	443,308	$3,160	2.89%

Non-Interest Bearing Liabilities & Shareholders’ Equity:
Demand deposits	45,518			43,779
Other liabilities	6,881			6,268
Shareholders’ equity	41,964			40,794

	$553,178			$534,149

Net interest income (1)		$3,808			$3,934

Net interest rate spread (2)			2.60%			2.85%
Net interest margin (2)			3.00%			3.18%

Supplemental Information:
Total deposits, including demand deposits	$340,643	$2,078		$325,995	$1,513

Cost of total deposits			2.48%			1.88%
Total funding liabilities, including demand deposits	$504,333	$4,072		$487,087	$3,160

Cost of funding liabilities			3.28%			2.63%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $178,000 and $160,000 for the three months ended March 31, 2007 and 2006, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

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

Analysis of Changes in Interest Income and Expense

	Three months ended March 31,
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest Earning Assets
Investment securities (1)	$(5)	$214	$—	$209
Loans, gross (excludes loans held for sale) (1) (2)	217	347	13	577

Total interest earning assets	$212	$561	$13	$786

Interest Bearing Liabilities
Savings deposits	$(49)	$(18)	$3	$(64)
NOW deposits	14	99	8	121
Money market accounts	9	67	7	83
Time deposits	152	238	36	426

Total deposits	$126	$386	$54	$566

Borrowings from FHLB	(11)	228	(3)	214
Subordinated debt	65	6	7	78
Other borrowed funds	(4)	61	(2)	55

Total borrowings	50	295	2	347

Total interest bearing liabilities	$176	$681	$56	$913

Net change in net interest income	$36	$(120)	$(43)	$(127)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $178,000 and $160,000 for the three months ended March 31, 2007 and 2006, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

The average balance of interest-earning assets for the first three months of 2007 amounted to $515.4 million, an increase of $13.9 million, or 2.8%, over the same period in 2006. Average loan balances increased $14.3 million, or 4.0% for the first three months of 2007 compared to the same period in 2006. Average investment securities decreased by $423,000 for the three months ended March 31, 2007 compared to the same period in 2006. The yield on interest-earning assets increased 46 basis points to 6.20% for the first three months in 2007, compared to 5.74% for the same period in 2006. The yield on loans increased 39 basis points from 6.14% for the three months ended March 31, 2006 to 6.53% for the three months ended March 31, 2007 and the yield on investments also increased 62 basis points to 5.34% for the three months ended March 31, 2007.

The average balance of interest-bearing liabilities for the first three months of 2007 was $458.8 million, an increase of $15.5 million, or 3.5%, over the same period in 2006. Average interest-bearing deposits increased $12.9 million, or 4.6%, to $295.1 million for the three months ended March 31, 2007 compared to the same period in 2006. Average time deposits grew $18.0 million, or 15.5%, for the three months ended March 31, 2007 compared to the same period in 2006; of this increase, $10.7 million was from brokered time certificates of deposit. Average borrowings for the three months ended March 31, 2007 were $163.7 million compared to $161.1 million for the same period in 2006, an increase of $2.6 million, or 1.6%.

The cost of interest-bearing liabilities increased to 3.60% during the three months ended March 31, 2007, an increase of 71 basis points over the three months ended March 31, 2006. The increase is, in part, attributable to a 79 basis points increase in the cost of borrowings during the first three months of 2007 compared to the same period in 2006. Interest expense on the subordinated debt for the three months ended March 31, 2007 was $137,000 compared to $59,000 for the three months ended March 31, 2006. The cost of interest-bearing deposits also increased 68 basis points during the first three months of 2007 compared to the same period in 2006, primarily resulting from upward competitive pricing pressures on deposits, due in part to the rising interest rate environment. Additionally, the growth in deposits over the prior year was in certificates of deposit, which are typically higher costing than other core sources of funding.

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

The Company recorded a provision for loan losses of $15,000 during the first three months of 2007 compared to $0 for the three months ended March 31, 2006. The increase in the provision for loan losses is due to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which may expose the Company to greater credit risk than one-to-four family loans. Asset quality remains good with nonperforming assets of $2.5 million, or 0.45% of total assets, at March 31, 2007 compared to 0.58% of total assets at December 31, 2006. Total net charge offs as a percent of total loans was 0.02% for the three months ended March 31, 2007 and 0.00% for December 31, 2006.

Management believes that the level of allowance for loan losses at March 31, 2007, of $4.2 million, or 1.11% of total loans outstanding, is adequate. The allowance for loan losses was $4.3 million, or 1.18% of total loans outstanding, as of March 31, 2006.

Non-Interest Income. Non-interest income increased by $209,000, or 15.2%, to $1.6 million for the three months ended March 31, 2007 compared to the same period last year. Loan fees increased $76,000, or 50.6% for the three months ended March 31, 2007 compared to the same period last year, due primarily to higher levels of loan origination fees and increased gains on the sale of loans. Financial services fees and commissions increased $47,000, or 7.6% for the three months ended March 31, 2007 compared to the same period last year, largely due to continued increases in new business volume and growth in managed assets. Bankcard fees increased $5,600, or 7.3% for the three months ended March 31, 2007 compared to the same period last year, as a result of increased debit card interchange revenue. Other income also increased $71,000 for the three months ended March 31, 2007 compared to the same period in 2006, primarily due to higher levels of mortgage banking income.

Non-Interest Expense. Total non-interest expense, which consists of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense, decreased $81,000, or 2.0%, to $4.0 million for the three months ended March 31, 2007 compared to $4.0 million for the three months ended March 31, 2006. The decrease was primarily attributable to a reduction in salaries and employee benefits costs of $73,000, or 3.0%, for the first three months of 2007 compared to the same period last year, resulting from lower employee incentives and a reduction in staffing levels. Other expense also decreased by $82,000, or 9.1%, for the three months ended March 31, 2007 compared to the same period in 2006, largely due to a decrease in advertising costs of $45,000 attributable to higher costs incurred during 2006 in connection with the Bank’s new branding efforts and related marketing campaigns.

Income Taxes. In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

Financial Condition

The Company’s total assets increased to $553.5 million at March 31, 2007, an increase of $5.6 million, or 1.0%, and $2.5 million, or 0.46%, over March 31, 2006 and December 31, 2006, respectively. The increase in total assets was primarily attributable to continued growth in total loans.

Loan Portfolio. Total loans increased by $5.4 million, or 1.5%, during the three months ended March 31, 2007 compared to December 31, 2006. The increases were mainly in the commercial real estate, consumer and municipal loan categories, which increased $5.9 million, $1.2 million and $1.1 million, respectively.

Between March 31, 2006 and March 31, 2007, the loan portfolio increased $12.0 million, or 3.3%, as the Company’s commercial real estate portfolio continued to expand, increasing by $14.0 million, or 20.1%, from 2006. Commercial and industrial loans also experienced growth with outstanding balances for the three months ended March 31, 2007 increasing $1.4 million, or 5.2%, over the same period one year ago.

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	March 31, 2007		March 31, 2006		December 31, 2006
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$230,038	61.2%	$229,476	63.2%	$232,970	62.9%
Commercial	83,602	22.3%	69,583	19.1%	77,666	21.0%
Commercial and industrial	28,006	7.5%	26,611	7.3%	27,939	7.6%
Consumer	30,857	8.2%	31,306	8.6%	29,627	8.0%
Municipal	3,106	0.8%	6,619	1.8%	1,965	0.5%

Total	$375,609	100.0%	$363,595	100.0%	$370,167	100.0%

Asset Quality. As of March 31, 2007, nonperforming assets totaled $2.5 million, an increase of $327,000 over the same period last year and a decrease of $698,000 from December 31, 2006. As a percentage of total assets, nonperforming assets at March 31, 2007 were 0.45% compared to 0.39% at March 31, 2006 and 0.58% at December 31, 2006.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2007	March 31, 2006	December 31, 2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$1,138	$1,791	$1,267
Accruing loans contractually past due 90 days or more	1,341	319	1,910

Total nonperforming loans	2,479	2,110	3,177

Other real estate owned	—	42	—
Nonperforming securities	—	—	—

Total nonperforming assets	$2,479	$2,152	$3,177

Ratio of nonperforming assets to total assets	0.45%	0.39%	0.58%

Ratio of nonperforming loans to total loans	0.66%	0.58%	0.86%

Allowance for Loan Losses. At March 31, 2007, the allowance for loan losses totaled $4.2 million, or 1.11% of total loans compared to $4.3 million, or 1.18% of total loans at March 31, 2006. Net charge-offs totaled $83,000 for the first three months of 2007 compared to net recoveries of $35,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	March 31,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at the end of the period (1)	$375,609	$363,595

Average loans outstanding during the period (1)	$373,680	$359,341

Allowance for loan losses, beginning of the period	$4,255	$4,248
Provision for loan losses	15	—

Balance before loan charge-offs	4,270	4,248

Loans charged-off	120	122
Less recoveries on loans charged-off	37	157

Net loan (recoveries) charge-offs	83	(35)

Allowance for loan losses, end of the period	$4,187	$4,283

Ratios:
Net charge-offs to average loans outstanding	0.02%	(0.01)%
Net charge-offs to loans, end of period	0.02%	(0.01)%
Allowance for loan losses to average loans outstanding	1.12%	1.19%
Allowance for loan losses to total loans, end of period	1.11%	1.18%
Allowance for loan losses to nonperforming loans	168.90%	202.99%

(1)	Excludes loans held for sale.

Investments. Total investments decreased slightly to $140.5 million at March 31, 2007 from $140.5 million at December 31, 2006, representing a decrease of $46,000. At March 31, 2007, the Company’s available for sale portfolio had a net unrealized loss, net of taxes, of $540,000, compared to $978,000 at December 31, 2006. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

Between March 31, 2006 and March 31, 2007, the investment securities portfolio decreased $8.4 million, or 5.6%, as cash flows from maturing investments were used to fund growth in the loan portfolio.

The following table sets forth the Company’s securities at the dates indicated.

	March 31, 2007		March 31, 2006		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$92,171	$91,162	$86,611	$84,534	$88,406	$86,754
U.S. Treasury notes and other U.S. Government agencies	1,999	1,973	23,039	22,751	6,998	6,969
Obligations of states and political subdivisions	22,191	22,382	21,473	21,601	20,888	21,096
Other securities	15,198	15,224	8,739	8,680	15,702	15,693

Total	$131,559	$130,741	$139,862	$137,566	$131,994	$130,512

Securities held to maturity:
Obligations of states and political subdivisions	$1,945	$1,984	$1,982	$2,033	$1,977	$2,019

Other securities:
Equity securities	$7,766	$7,766	$9,258	$9,258	$8,009	$8,009

Deposits. Deposits continue to represent the Company’s primary source of funds for lending and investment activities. At March 31, 2007, deposits of $349.6 million were $1.8 million higher than at December 31, 2006. Between March 31, 2006 and March 31, 2007, total deposits increased $32.4 million, or 10.2%.

Borrowings. Borrowings amounted to $154.1 million at March 31, 2007, a decrease of $636,000 from December 31, 2006. At March 31, 2007, borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLB”) borrowings totaling $124.9 million, a decrease of $4.8 million from balances as of December 31, 2006. The remaining borrowings consisted primarily of assets sold under repurchase agreements totaling $20.0 million and subordinated debt issued in connection with our trust preferred securities offering totaling $8.2 million.

Between March 31, 2006 and March 31, 2007, total borrowings decreased $29.5 million, or 16.1%, primarily due to a decrease in FHLB borrowings offset, in part, by an increase in assets sold under repurchase agreements.

Liquidity and Capital Resources

Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company’s primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At March 31, 2007, the Company had $10.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $10.0 million at March 31, 2007. In addition, as an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At March 31, 2007, the Bank had $42.5 million of brokered certificates of deposits outstanding. The Company had $16.8 million in brokered certificates of deposits for the comparable period of 2006.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company’s commitments and debt service requirement, at March 31, 2007, consist of $8.4 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I. The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank’s growth.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At March 31, 2007, the Company’s liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

Capital Resources. The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At March 31, 2007, the Company and the Bank exceeded all of their regulatory capital requirements.

On February 17, 2006, the Company, through Union Bankshares Capital Trust I, raised additional capital from the issuance of $8.0 million of trust preferred securities, the proceeds of which were used to purchase 30-year junior subordinated deferrable interest debt securities of the Company.

At March 31, 2007, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.55% and 14.80%, respectively, compared to 13.51% and 14.76%, respectively, at December 31, 2006. At March 31, 2007, the Company and the Bank had a Tier 1 leverage ratios of 8.18 % and 7.36%, respectively, compared to 7.99% and 7.22%, respectively, at December 31, 2006.

Off-Balance Sheet Risks and Commitments

As of March 31, 2007 and 2006, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $74.7 million and $74.2 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of March 31, 2007, consisting of operating and capital lease obligations, FHLB borrowings and other borrowings, by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period
	Total	Less than 1 Year	1 –3 Years	4 –5 Years	After 5 Years
Contractual Obligations	(Dollars in thousands)
Operating lease obligations	$5,360	$286	$531	$535	$4,008
Capital lease obligations	1,881	92	185	189	1,415
FHLB borrowings	124,891	99,236	20,217	5,055	383
Wholesale repurchase agreements	10,000	—	—	10,000	—
Customer repurchase agreements	9,974	9,974	—	—	—
Subordinated debt	8,248	—	—	—	8,248

Total	$160,354	$109,588	$20,933	$15,779	$14,054

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. At March 31, 2007, the Company had $20.0 million in cap contracts with a strike rate of 5.50% and a termination date of March 15, 2010. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchange rates, commodity prices, equity prices and other market-driven rates or prices. The Company has no trading operations, and therefore is only exposed to non-trading market risk. The Company’s primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process, which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (“ALCO”), whose members are comprised of the Bank’s senior management. In this capacity ALCO develops guidelines and strategies, consistent with policies established by the Board of Directors, which monitor and coordinate the Bank’s interest rate sensitivity and the sources, uses and pricing of funds.

Net interest income sensitivity to movements in interest rates is measured through the use of a simulation model that analyzes resulting net interest income under various interest rate scenarios established by regulators. Projected net interest income (NII) is modeled, based on a gradual shift in market interest rates (“ramped”) over a 12-month period. The model is based on the actual maturity and repricing characteristics of interest rate sensitive assets and liabilities and factors in projections for activity levels by product lines of the Company. Assumptions are made as to the changing relationship between different interest rates as interest rates increase/decrease (basis risk) and the customer’s ability to prepay loans and withdraw deposit balances or transfer them to a higher yielding account (option risk). The sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for NII exposure over a one-year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and a 200 basis point downward shift in interest rates.

The following table sets forth the estimated effects on the Company’s net interest income for the periods indicated and reflects such change as a percentage of projected net interest income for the subsequent 12-month period.

Interest Rate Sensitivity

	200 Basis Point Rate Increase	200 Basis Point Rate Decrease
March 31, 2007	(5.36)%	2.41%
March 31, 2006	(5.34)%	2.42%

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

Management of the Company, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 4T.	CONTROLS AND PROCEDURES

Not applicable.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There are no material legal proceedings pending, to which the Company or its subsidiaries is a party, or of which any of their property is the subject, other than ordinary routine litigation incidental to the business.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company’s then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company’s common stock outstanding as of April 14, 2002. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company’s common stock outstanding as of April 10, 2006. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended, effective April 19, 2006, until such time as all shares authorized for repurchase under the Stock Repurchase Program have been repurchased. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of March 31, 2007, the Company had repurchased a total of 123,026 shares of its stock since the Program’s inception.

During the three months ended March 31, 2007, the Company repurchased 1,561 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2007	1,561	$53.94	1,561	23,053
February 1 – 28, 2007	—	—	—	23,053
March 1 – 31, 2007	—	—	—	23,053

TOTAL	1,561	$53.94	1,561	23,053

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the “Company”)

**3.2	Amended and Restated Bylaws of the Company

***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.

10.1	Union Trust Company Employee Stock Plan

****10.2

Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

*****10.3

Form of Salary Continuation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Trust Officer

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

Form of Amendment to the Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

*******14	Amended and Restated Code of Ethics of the Company

********15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1	Section 1350 Certification of the CEO

32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2005.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2007.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, files with the SEC on February 23, 2006.
****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2007.
******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006.
*******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006.
********	Included as page 1 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

May 14, 2007	/s/ Peter A. Blyberg
Date	Peter A. Blyberg, President and Chief Executive Officer

May 14, 2007	/s/ Timothy R. Maynard
Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the “Company”)

**3.2	Amended and Restated Bylaws of the Company

***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.

10.1	Union Trust Company Employee Stock Plan

****10.2

Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

*****10.3

Form of Salary Continuation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Trust Officer

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

Form of Amendment to the Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

*******14	Amended and Restated Code of Ethics of the Company

********15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1	Section 1350 Certification of the CEO

32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2005.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2007.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, files with the SEC on February 23, 2006.
****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2007.
******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006.
*******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006.
********	Included as page 1 of this Quarterly Report on Form 10-Q.