Form 10-Q
period 2007-06-30
UNION BANKSHARES CO/ME
filed 2007-08-10
CIK 745083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 7, 2007, there were 1,066,772 shares of the registrant’s common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of June 30, 2007 and 2006, and for the three-and six-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil and Parker

Portland, Maine

August 9, 2007

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except number of shares)

	June 30, 2007	June 30, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$13,276	$11,214	$11,900
Securities, available for sale, at market	135,915	138,468	130,512
Securities, held to maturity, at cost (market value $1,970, $2,020, and $2,019 at June 30, 2007, June 30, 2006 and December 31, 2006, respectively)	1,944	1,980	1,977
Other investment securities, at cost which approximates market value	8,025	9,543	8,009
Loans held for sale	387	511	842

Loans	377,793	372,740	370,167
Less allowance for loan losses	4,220	4,258	4,255

Net loans	373,573	368,482	365,912

Premises, furniture and equipment, net	8,765	7,803	8,647
Goodwill	6,305	6,305	6,305
Bank owned life insurance	9,295	8,945	9,118
Other assets	7,602	7,258	7,753

Total assets	$565,087	$560,509	$550,975

LIABILITIES
Demand deposits	$43,018	$43,261	$49,868
NOW deposits	72,630	70,720	80,257
Money market accounts	32,126	17,219	21,290
Savings deposits	51,884	63,594	60,258
Certificates of deposit	149,053	122,723	136,092

Total deposits	348,711	317,517	347,765
Borrowings from Federal Home Loan Bank	138,382	178,232	129,729
Other borrowed funds	21,532	11,573	16,802
Subordinated debt	8,248	8,248	8,248
Other liabilities	6,654	5,704	6,838

Total liabilities	523,527	521,274	509,382

SHAREHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,064,530 shares at June 30, 2007, 1,084,584 shares at June 30, 2006 and 1,063,982 shares at December 31, 2006.	13,307	13,557	13,300
Surplus	266	1,226	248
Retained earnings	30,272	27,924	29,417
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of deferred tax asset of $(959), $(1,394) and $(504) at June 30, 2007, June 30, 2006 and December 31, 2006, respectively.	(1,863)	(2,706)	(978)
Net unrealized loss on pension and postretirement plans, net of deferred tax asset of $(218), $(395) and $(203) at June 30, 2007, June 30, 2006 and December 31, 2006, respectively.	(422)	(766)	(394)

Total shareholders’ equity	41,560	39,235	41,593

Total liabilities and shareholders’ equity	$565,087	$560,509	$550,975

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except number of shares and per share data)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,150	$5,645	$12,156	$11,062
Interest and dividends on investments	1,694	1,663	3,390	3,180

Total interest and dividend income	7,844	7,308	15,546	14,242

INTEREST EXPENSE
Interest on deposits	2,239	1,512	4,317	3,025
Interest on borrowed funds	2,110	2,304	4,104	3,951

Total interest expense	4,349	3,816	8,421	6,976

Net interest income	3,495	3,492	7,125	7,266
Provision for loan losses	15	—	30	—

Net interest income after provision for loan losses	3,480	3,492	7,095	7,266

NON-INTEREST INCOME
Net gain on sales of investment securities	—	—	7	—
Financial services fees and commissions	686	642	1,354	1,263
Service charges and fees on deposit accounts	484	525	930	967
Bankcard fees	86	80	168	156
Loan fees	237	212	463	362
Income from cash surrender value of life insurance	92	96	177	183
Other income	61	103	134	105

Total non-interest income	1,646	1,658	3,233	3,036

NON-INTEREST EXPENSE
Salaries and employee benefits	2,262	2,316	4,653	4,780
Net occupancy	421	391	863	777
Equipment and data processing	365	367	673	657
Other expense	995	996	1,818	1,901

Total non-interest expense	4,043	4,070	8,007	8,115

Income before income taxes	1,083	1,080	2,321	2,187
Income taxes	244	246	550	519

Net income	$839	$834	$1,771	$1,668

Net income per common share	$0.79	$0.77	$1.66	$1.53

Cash dividends declared per common share	$0.43	$0.40	$0.86	$0.80

Weighted average common shares outstanding	1,064,161	1,088,762	1,064,158	1,092,464

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2005	$13,721	$1,932	$27,126	$(2,204)	$40,575

Net income, six months ended June 30, 2006	—	—	1,668	—	1,668
Change in net unrealized loss on available for sale securities, net of tax of $(653)	—	—	—	(1,268)	(1,268)

Total comprehensive income	—	—	1,668	(1,268)	400

Sale of 4,201 shares of common stock	52	222	—	—	274
Repurchase of 17,283 shares of common stock	(216)	(928)	—	—	(1,144)
Cash dividends declared	—	—	(870)	—	(870)

Balance at June 30, 2006	$13,557	$1,226	$27,924	$(3,472)	$39,235

Balance at December 31, 2006	$13,300	$248	$29,417	$(1,372)	$41,593

Net income, six months ended June 30, 2007	—	—	1,771	—	1,771
Change in net unrealized loss on available for sale securities, net of tax benefit of $(456)	—	—	—	(884)	(884)
Minimum pension liability adjustment, net of tax of $2	—	—	—	4	4
Minimum post retirement adjustment, net of tax benefit of $(17)	—	—	—	(33)	(33)

Total comprehensive income	—	—	1,771	(913)	858
Sale of 4,609 shares of common stock	57	189	—	—	246
Repurchase of 4,061 shares of common stock	(50)	(171)	—	—	(221)
Cash dividends declared	—	—	(916)	—	(916)

Balance at June 30, 2007	$13,307	$266	$30,272	$(2,285)	$41,560

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,771	$1,668

ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible asset	23	23
Depreciation	375	335
Net (accretion) amortization of (discounts) premium on investments	(8)	134
Deferred income taxes	(15)	(48)
Loss on disposal of assets	5	—
Provision for loan losses	30	—
Net gain on sales of available for sale securities	(7)	—
Originations of loans held for sale	(7,257)	(3,686)
Proceeds from sale of loans	7,712	3,175
Net change in other assets	126	(811)
Net change in other liabilities	227	(98)
Net increase in deferred loan origination fees	(17)	(9)

Net cash provided by operating activities	2,965	683

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	4,007	170
Purchase of available for sale securities	(40,556)	(22,518)
Proceeds from maturities and principal payments on available for sale securities	29,823	10,680
Proceeds from maturities and principal payments on held to maturity securities	30	95
Net change in other investments	(16)	215
Net increase in loans to customers	(7,673)	(16,863)
Net capital expenditures	(498)	(1,918)
Net increase in cash surrender value of life insurance	(177)	(183)

Net cash used by investing activities	(15,060)	(30,322)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	946	(17,481)
Proceeds from long-term borrowings	5,000	6,000
Repayment of long-term borrowings	(1,347)	(3,579)
Net increase in short-term borrowings from Federal Home Loan Bank	5,000	45,700
Net change in other borrowed funds	4,730	(6,011)
Issuance of subordinated debt	—	8,248
Purchase of common stock	(221)	(1,144)
Proceeds from stock issuance	246	274
Dividends paid	(883)	(879)

Net cash provided by financing activities	13,471	31,128

Net increase in cash and cash equivalents	1,376	1,489
Cash and cash equivalents at beginning of year	11,900	9,725

Cash and cash equivalents at end of period	$13,276	$11,214

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

NOTE 2. EARNINGS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS

On March 15, 2007, the Company purchased interest rate protection agreements (caps) with notional amounts of $20.0 million, a strike rate of 5.50% and a termination date of March 15, 2010. These caps were acquired to limit the Company’s exposure to rising interest rates. Under these agreements, the Company paid up front premiums of $66,000 for the right to receive cash flow payments above the predetermined cap rate, thus effectively capping its interest expense for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, management determined the cap did not qualify for hedge accounting treatment. Accordingly, the fair value of the cap, $102,000 at June 30, 2007, is recorded in the consolidated balance sheets with the change in fair value recorded in other expense in the consolidated statement of income.

NOTE 4. STOCK REPURCHASE PROGRAM

The Stock Repurchase Program, as originally adopted on April 14, 2002, provided for the repurchase of up to 57,700 shares or up to 5% of the Company’s then-outstanding common stock. On October 27, 2004, the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares or 7.5% of its outstanding common stock as of the Program’s original adoption date. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company’s common stock outstanding as of April 10, 2006. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of June 30, 2007, the Company had repurchased a total of 125,526 shares of its stock since the Program’s inception. The Company repurchased 2,500 shares as part of this program at an average price of $55.00 during the second quarter of 2007.

NOTE 5. MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights are recognized, in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The fair value of the mortgage servicing rights approximated $1.3 million at June 30, 2007 and 2006.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Six months ended June 30,
	2007	2006
	(Dollars in thousands)
Balance of loans serviced for others at June 30,	$109,512	$102,847

Mortgage Servicing Rights, Net of Valuation Allowance:
Balance at beginning of year	$561	$619
Mortgage servicing rights capitalized	132	284
Amortization charged against mortgage servicing income	(146)	(331)
Change in valuation allowance	(3)	2

Balance at end of period	$544	$574

Valuation Allowance:
Balance at beginning of year	2	4
Increase in impairment reserve	3	—
Reduction of impairment reserve	—	(2)

Balance at end of period	$5	$2

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

	June 30, 2007	June 30, 2006	December 31, 2006
	(Dollars in thousands)
Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	319	272	296

Core deposit intangible, net	$4	$51	$27

Amortization expense related to the core deposit intangible amounted to $23,000 for the six months ended June 30, 2007 and June 30, 2006. The expected total amortization expense is estimated to be $27,000 in 2007.

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

In December 2006, the Company implemented SFAS Statement No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of Financial Accounting Standards Board Statements (“FASB”) No. 87, 88, 106 and 132(R). This Statement requires changes to the existing reporting for defined benefit postretirement plans that, among other changes, requires the Company to recognize on its balance sheet the over funded or under funded status of the above described plans, measured as the difference between the fair value of plan assets and the projected benefit obligation.

Net periodic benefit cost of these plans includes the following components:

	Three months ended June 30,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Service cost	$—	$17	$—	$19
Interest cost	107	23	98	21
Expected return on plan assets	(112)	—	(98)	—
Recognized net actuarial (gain) loss	(3)	(5)	8	(3)
Amortization of unrecognized transition obligation	—	11	—	12

Net periodic benefit cost	$(8)	$46	$8	$49

	Six months ended June 30,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Service cost	$—	$35	$—	$38
Interest cost	208	44	196	42
Expected return on plan assets	$(210)	—	(196)	—
Recognized net actuarial (gain) loss	9	(8)	16	(6)
Amortization of unrecognized transition obligation	—	23	—	24

Net periodic benefit cost	$7	$94	$16	$98

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive (income) loss are as follows:

	Six months ended June 30,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Net actuarial loss (gain)	$932	$(544)	$—	$—
Unrecognized transition obligation	—	252	—	—

	932	(292)	—	—
Net deferred tax expense (benefit)	(317)	99	—	—

Total accumulated other comprehensive (income) loss	$615	$(193)	$—	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.00%	6.00%	5.50%	5.50%

Weighted-average discount rate assumption used to determine benefit cost	5.75%	5.50%	5.75%	5.75%

The Company’s expected pension and postretirement benefit payments for the second quarter of 2007 are $77,000 and $13,000, respectively and the expected benefit payments for all of 2007 are $310,000 and $51,000, respectively. The expected pension and postretirement contributions for 2007 is $0 and $51,000, respectively.

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

NOTE 8. REPURCHASE AGREEMENTS

Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At June 30, 2007, the Company had $10.0 million of wholesale repurchase agreements outstanding with third party brokers and $10.5 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.

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

NOTE 10. RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. This Statement does not require any new fair value measurements and we do not expect application of this Statement to change current practice.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the “Company”) at June 30, 2007 and 2006 and December 31, 2006, and the consolidated results of operations for the three and six months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.

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

Executive Overview

Net income increased $5,000, or 0.6%, for the quarter ended June 30, 2007 compared to the second quarter last year. The following were significant factors contributing to the results for the second quarter of 2007:

•	Net interest income, on a tax-equivalent basis, was essentially level when compared to the same period in 2006.

•

Non-interest expense decreased by $27,000, or 0.7%, compared to the second quarter last year in light of increased legal and other professional costs totaling $147,000 relating to the proxy challenge submitted by a dissident shareholder. Excluding these additional costs, total non-interest expense decreased by $174,000, or 4.3%, largely resulting from decreases in salaries and employee benefits and advertising expense.

•	The commercial real estate portfolio continued to expand, increasing by $13.3 million, or 18.7%, from June 30, 2006.

•

Total deposits increased $31.2 million, or 9.8%, from June 30, 2006. Of this growth, total retail deposits grew by $11.8 million, or 4.0%, with the remaining growth attributed to brokered certificates of deposit.

•	Total borrowings, comprised of borrowings from Federal Home Loan Bank, other borrowed funds, and subordinated debt, decreased by $29.9 million, or 15.1%, compared to 2006.

Results of Operations

Net Income. Net income for the six months ended June 30, 2007 was $1.8 million, an increase of $103,000, or 6.2%, compared to the same period in 2006. Earnings per share were $1.66 and $1.53, respectively, for the six months ended June 30, 2007 and June 30, 2006. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first six months of the year were 8.43% and .64%, respectively. Annualized ROE and ROA were 8.25% and .61%, respectively, for the same period in 2006.

Net income for the three months ended June 30, 2007 increased $5,000 compared with the same period last year and earnings per share increased to $0.79 compared to $0.77 for the same period one year ago. Annualized ROE and ROA were 7.87% and .61%, respectively, for the second quarter of 2007 compared to 8.43% and .64% for the same period in 2006.

Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. On a fully tax-equivalent basis, net interest income for the six months ended June 30, 2007 decreased by $123,000, or 1.6%, to $7.5 million in comparison to the same period last year. The Company’s net interest margin declined 9 basis points to 2.92 % for the six months ended June 30, 2007 compared to 3.01% for the same period a year ago. The continued compression in the net interest margin can be attributed to higher deposit costs and increases in the cost of borrowings, without a proportional increase in the yields on loans and investments. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased 14 basis points to 2.53% for the first six months of 2007 compared to the first six months of 2006.

Net interest income, on a fully tax-equivalent basis, for the three months ended June 30, 2007 was $3.7 million, and was essentially level when compared to the same period in 2006.

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

Average Balance Sheets and Analysis of Net Interest Income

(On a Tax-Equivalent Basis)

	Six months ended June 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Interest Earning Assets:
Investment securities (1)	$141,303	$3,723	5.31%	$146,208	$3,455	4.76%
Loans, gross (excludes loans held for sale) (1)	375,283	12,188	6.55%	363,808	11,134	6.17%

Total interest earning assets	516,586	$15,911	6.21%	510,016	$14,589	5.77%

Other assets:
Cash and due from banks	9,488			8,892
Other assets	28,145			24,491

	$554,219			$543,399

Liabilities
Interest Bearing Liabilities:
Deposits:
Savings deposits	$55,259	$385	1.40%	$67,791	$498	1.48%
NOW deposits	76,181	597	1.58%	70,763	363	1.03%
Money market accounts	27,315	391	2.89%	21,105	152	1.46%
Time deposits	137,698	2,944	4.31%	116,417	2,012	3.49%

Total interest bearing deposits	296,453	4,317	2.94%	276,076	3,025	2.21%
Borrowings:
Federal Home Loan Bank borrowings	138,368	3,493	5.09%	158,184	3,561	4.54%
Junior subordinated debt securities	8,248	275	6.72%	6,106	194	6.41%
Other borrowed funds	18,374	336	3.69%	13,646	196	2.90%

Total borrowings	164,990	4,104	5.02%	177,936	3,951	4.48%

Total interest bearing liabilities	461,443	$8,421	3.68%	454,012	$6,976	3.10%

Non-Interest Bearing Liabilities & Shareholders’ Equity:
Demand deposits	43,757			42,941
Other liabilities	6,647			5,995
Shareholders’ equity	42,372			40,451

	$554,219			$543,399

Net interest income (1)		$7,490			$7,613

Net interest rate spread (2)			2.53%			2.67%
Net interest margin (2)			2.92%			3.01%

Supplemental Information:
Total deposits, including demand deposits	$340,210	$4,317		$319,017	$3,025

Cost of total deposits			2.56%			1.91%
Total funding liabilities, including demand deposits	$505,200	$8,421		$496,953	$6,976

Cost of funding liabilities			3.36%			2.83%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $365,000 and $347,000 for the six months ended June 30, 2007 and 2006, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

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

Analysis of Changes in Interest Income and Expense

	Six months ended June 30,
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest Earning Assets
Investment securities (1)	$(116)	$399	$(15)	$268
Loans, gross (excludes loans held for sale) (1) (2)	350	684	20	1,054

Total interest earning assets	$234	$1,083	$5	$1,322

Interest Bearing Liabilities
Savings deposits	$(92)	$(27)	$6	$(113)
NOW deposits	28	192	14	234
Money market accounts	45	150	44	239
Time deposits	369	474	89	932

Total deposits	$350	$789	$153	$1,292

FHLB borrowings	(446)	431	(53)	(68)
Junior subordinated debt securities	68	9	4	81
Other borrowed funds	68	53	19	140

Total borrowings	(310)	493	(30)	153

Total interest bearing liabilities	$40	$1,282	$123	$1,445

Net change in net interest income	$194	$(199)	$(118)	$(123)

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $365,000 and $347,000 for the six months ended June 30, 2007 and 2006, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

The average balance of interest-earning assets for the first six months of 2007 amounted to $516.6 million, an increase of $6.6 million, or 1.3%, over the same period in 2006. Average loan balances increased $11.5 million, or 3.2% for the first six months of 2007 compared to the same period in 2006. Average investment securities decreased by $4.9 million for the six months ended June 30, 2007 compared to the same period in 2006. The yield on interest-earning assets increased 44 basis points to 6.21% for the first six months in 2007, compared to 5.77% for the same period in 2006. The yield on loans increased 38 basis points from 6.17% for the six months ended June 30, 2006 to 6.55% for the six months ended June 30, 2007 and the yield on investments also increased 55 basis points to 5.31% for the six months ended June 30, 2007.

The average balance of interest-bearing liabilities for the first six months of 2007 was $461.4 million, an increase of $7.4 million, or 1.6%, over the same period in 2006. Average interest-bearing deposits increased $20.4 million, or 7.4%, to $296.5 million for the six months ended June 30, 2007 compared to the same period in 2006. Average time deposits grew $21.3 million, or 18.3%, for the six months ended June 30, 2007 compared to the same period in 2006; of this increase, $13.7 million was from brokered time certificates of deposit. Average borrowings for the six months ended June 30, 2007 were $165.0 million compared to $177.9 million for the same period in 2006, a decrease of $12.9 million, or 7.3%.

The cost of interest-bearing liabilities increased to 3.68% during the six months ended June 30, 2007, an increase of 58 basis points over the six months ended June 30, 2006. The increase is, in part, attributable to a 55 basis points increase in the cost of Federal Home Loan Bank borrowings during the first six months of 2007 compared to the same period in 2006. Interest expense on the subordinated debt for the six months ended June 30, 2007 was $275,000 compared to $194,000 for the six months ended June 30, 2006. The cost of interest-bearing deposits also increased 73 basis points during the first six months of 2007 compared to the same period in 2006, primarily resulting from upward competitive pricing pressure on deposits. Additionally, the growth in deposits over the prior year was primarily within certificates of deposit, which are typically higher costing than other core sources of funding.

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

The Company recorded a provision for loan losses of $30,000 during the first six months of 2007 compared to $0 for the six months ended June 30, 2006. The increase in the provision for loan losses is due to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which may expose the Company to greater credit risk than one-to-four family loans. Asset quality remains good with nonperforming assets of $2.6 million, or 0.46% of total assets, at June 30, 2007 compared to 0.58% of total assets at December 31, 2006. Total net charge offs as a percent of total loans was 0.02% for the six months ended June 30, 2007 and 0.00% for December 31, 2006.

Management believes that the level of allowance for loan losses at June 30, 2007, of $4.2 million, or 1.12% of total loans outstanding, is adequate. The allowance for loan losses was $4.3 million, or 1.14% of total loans outstanding, as of June 30, 2006.

Non-Interest Income. Non-interest income increased by $197,000, or 6.5%, to $3.2 million for the six months ended June 30, 2007 compared to the same period last year. Financial services fees and commissions increased $91,000, or 7.2%, largely due to continued increases in new business volume and growth in managed assets. Service charges and fees on deposit accounts decreased $37,000, or 3.8%, primarily due to lower levels of NSF and overdraft fees. Bankcard fees increased $12,000, or 7.7%, due to increased debit card interchange revenue. Loan fees increased $101,000, or 27.9%, due primarily to higher levels of loan origination fees and increased gains on the sale of loans. Other income also increased $29,000, or 27.6%, primarily due to higher levels of mortgage banking income.

Total non-interest income decreased $12,000, or 0.7%, during the second quarter of 2007 compared to the second quarter of 2006. The decrease during the quarter was primarily due to lower levels of service charges and fees on deposit accounts and other income.

Non-Interest Expense. Total non-interest expense, which consists of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense, decreased $108,000, or 1.3%, to $8.0 million for the six months ended June 30, 2007 compared to $8.1 million for the six months ended June 30, 2006. The decrease was primarily attributable to a reduction in salaries and employee benefits costs of $127,000, or 2.7%, for the first six months of 2007 compared to the same period last year, resulting from lower employee incentives and a reduction in staffing levels. Other expense also decreased by $83,000, or 4.4%, for the six months ended June 30, 2007 compared to the same period in 2006. This reduction was primarily due to a $42,000 increase in the fair value of the interest rate cap as well as a decrease in advertising costs of $194,000 associated with the Bank’s new branding efforts in 2006, partially offset with $192,000 of increased legal and professional costs largely attributable to a proxy challenge submitted by a dissident shareholder.

Non-interest expense was $4.0 million in the second quarter of 2007 compared to $4.1 million for the second quarter of 2006, representing a decrease of $27,000.

Income Taxes. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The Company and its subsidiaries state income tax returns are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

Financial Condition

The Company’s total assets increased to $565.1 million at June 30, 2007, an increase of $4.6 million, or 0.8%, and $14.1 million, or 2.6%, over June 30, 2006 and December 31, 2006, respectively. The increase in total assets was primarily attributable to continued growth in total loans.

Loan Portfolio. Total loans increased by $7.6 million, or 2.1%, during the six months ended June 30, 2007 compared to December 31, 2006. The increases were primarily in the commercial real estate, consumer and municipal loan categories, which increased $6.5 million, $2.1 million and $2.1 million, respectively.

Between June 30, 2006 and June 30, 2007, the loan portfolio increased $5.1 million, or 1.4%, as the Company’s commercial real estate portfolio continued to expand, increasing by $13.3 million, or 18.7%, from 2006. Commercial and industrial loans also experienced growth with outstanding balances at June 30, 2007 increasing $839,000, or 3.2%, over the same period one year ago.

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	June 30, 2007		June 30, 2006		December 31, 2006
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$230,452	61.0%	$231,827	62.2%	$232,970	62.9%
Commercial	84,213	22.3%	70,935	19.0%	77,666	21.0%
Commercial and industrial	27,373	7.2%	26,534	7.1%	27,939	7.6%
Consumer	31,717	8.4%	32,265	8.7%	29,627	8.0%
Municipal	4,038	1.1%	11,179	3.0%	1,965	0.5%

Total	$377,793	100.0%	$372,740	100.0%	$370,167	100.0%

Asset Quality. As of June 30, 2007, nonperforming assets totaled $2.6 million, a decrease of $290,000 over the same period last year and a decrease of $583,000 from December 31, 2006. As a percentage of total assets, nonperforming assets at June 30, 2007 were 0.46% compared to 0.51% at June 30, 2006 and 0.58% at December 31, 2006.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2007	June 30, 2006	December 31, 2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$1,924	$1,836	$1,267
Accruing loans contractually past due 90 days or more	539	1,048	1,910

Total nonperforming loans	2,463	2,884	3,177

Other real estate owned	131	—	—
Nonperforming securities	—	—	—

Total nonperforming assets	$2,594	$2,884	$3,177

Ratio of nonperforming assets to total assets	0.46%	0.51%	0.58%

Ratio of nonperforming loans to total loans	0.65%	0.77%	0.86%

Allowance for Loan Losses. At June 30, 2007, the allowance for loan losses totaled $4.2 million, or 1.12% of total loans, compared to $4.3 million, or 1.14% of total loans, at June 30, 2006. Net charge-offs totaled $65,000 for the first six months of 2007 compared to net recoveries of $10,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	June 30,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at the end of the period (1)	$377,793	$372,740

Average loans outstanding during the period (1)	$375,283	$363,808

Allowance for loan losses, beginning of the year	$4,255	$4,248
Provision for loan losses	30	—

Balance before loan charge-offs	4,285	4,248

Loans charged-off	241	175
Less recoveries on loans charged-off	176	185

Net loan (recoveries) charge-offs	65	(10)

Allowance for loan losses, end of the period	$4,220	$4,258

Ratios:
Net charge-offs to average loans outstanding	0.02%	0.00%
Net charge-offs to loans, end of period	0.02%	0.00%
Allowance for loan losses to average loans outstanding	1.12%	1.17%
Allowance for loan losses to total loans, end of period	1.12%	1.14%
Allowance for loan losses to nonperforming loans	171.34%	147.64%

(1)	Excludes loans held for sale.

Investments. Total investments increased slightly to $145.9 million at June 30, 2007 from $140.5 million at December 31, 2006, representing an increase of $5.4 million. At June 30, 2007, the Company’s available for sale portfolio had a net unrealized loss, net of taxes, of $1.9 million, compared to $978,000 at December 31, 2006. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

Between June 30, 2006 and June 30, 2007, the investment securities portfolio decreased $4.1 million, or 2.7%, as cash flows from maturing investments were used to fund growth in the loan portfolio.

The following table sets forth the Company’s securities at the dates indicated.

	June 30, 2007		June 30, 2006		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$98,105	$95,582	$90,532	$86,951	$88,406	$86,754
U.S. Treasury notes and other U.S. Government agencies	2,000	1,973	21,019	20,719	6,998	6,969
Obligations of states and political subdivisions	21,940	21,752	21,295	21,264	20,888	21,096
Other securities	16,692	16,608	9,722	9,534	15,702	15,693

Total	$138,737	$135,915	$142,568	$138,468	$131,994	$130,512

Securities held to maturity:
Obligations of states and political subdivisions	$1,944	$1,970	$1,980	$2,020	$1,977	$2,019

Other securities:
Equity securities	$8,025	$8,025	$9,543	$9,543	$8,009	$8,009

Deposits. Deposits continue to represent the Company’s primary source of funds for lending and investment activities. At June 30, 2007, deposits of $348.7 million were $946,000 higher than at December 31, 2006. Between June 30, 2006 and June 30, 2007, total deposits increased $31.2 million, or 9.8%.

Borrowings. Borrowings amounted to $168.2 million at June 30, 2007, an increase of $13.4 million from December 31, 2006. At June 30, 2007, borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLB”) borrowings totaling $138.4 million, an increase of $8.7 million from balances as of December 31, 2006. The remaining borrowings consisted primarily of assets sold under repurchase agreements totaling $20.5 million and subordinated debt issued in connection with our trust preferred securities offering totaling $8.2 million.

Between June 30, 2006 and June 30, 2007, total borrowings decreased $29.9 million, or 15.1%, primarily due to a decrease in FHLB borrowings offset, in part, by an increase in assets sold under repurchase agreements.

Liquidity and Capital Resources

Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company’s primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At June 30, 2007, the Company had $10.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $10.5 million at June 30, 2007. In addition, as an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At June 30, 2007, the Bank had $44.4 million of brokered certificates of deposits outstanding. The Company had $25.0 million in brokered certificates of deposits for the comparable period of 2006.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company’s commitments and debt service requirement, at June 30, 2007, consist of $8.4 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I. The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank’s growth.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At June 30, 2007, the Company’s liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

Capital Resources. The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At June 30, 2007, the Company and the Bank exceeded all of their regulatory capital requirements.

On February 17, 2006, the Company, through Union Bankshares Capital Trust I, raised additional capital from the issuance of $8.0 million of trust preferred securities, the proceeds of which were used to purchase 30-year junior subordinated deferrable interest debt securities of the Company.

At June 30, 2007, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.41% and 14.66%, respectively, compared to 13.51% and 14.76%, respectively, at December 31, 2006. At June 30, 2007, the Company and the Bank had a Tier 1 leverage ratios of 8.21% and 7.42%, respectively, compared to 7.99% and 7.22%, respectively, at December 31, 2006.

Off-Balance Sheet Risks and Commitments

As of June 30, 2007 and 2006, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $76.4 million and $75.6 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of June 30, 2007, consisting of operating and capital lease obligations, FHLB borrowings and other borrowings, by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period
	Total	Less than 1 Year	1 –3 Years	4 –5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$5,483	$310	$615	$601	$3,957
Capital lease obligations	1,838	93	185	189	1,371
FHLB borrowings	138,382	122,310	10,634	5,115	323
Wholesale repurchase agreements	10,000	—	—	5,000	5,000
Customer repurchase agreements	10,510	10,510	—	—	—
Subordinated debt	8,248	—	—	—	8,248

Total	$174,461	$133,223	$11,434	$10,905	$18,899

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. At June 30, 2007, the Company had $20.0 million in cap contracts with a strike rate of 5.50% and a termination date of March 15, 2010. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position.

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

Interest Rate Sensitivity

	200 Basis Point Rate Increase	200 Basis Point Rate Decrease
June 30, 2007	(5.6)%	3.0%
June 30, 2006	(7.0)%	4.6%

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

On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company’s then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company’s common stock outstanding as of April 14, 2002. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company’s common stock outstanding as of April 10, 2006. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended, effective April 19, 2006, until such time as all shares authorized for repurchase under the Stock Repurchase Program have been repurchased. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of June 30, 2007, the Company had repurchased a total of 125,526 shares of its stock since the Program’s inception.

During the three months ended June 30, 2007, the Company repurchased 2,500 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2007	2,500	55.00	2,500	20,553
May 1 – 31, 2007	—	—	—	20,553
June 1 – 30, 2007	—	—	—	20,553

TOTAL	2,500	55.00	2,500	20,553

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on June 7, 2007 (the “Meeting”). Shareholders voted to elect the slate of directors put forth by the Company, to ratify Berry, Dunn, McNeil & Parker as the independent registered public accountants of the Company for 2007, and to approve an amendment to the Company’s Articles of Incorporation providing for election of directors by a majority of the votes cast. In addition, shareholders voted against several shareholder proposals, including the removal of Peter A. Blyberg as a director, a set of amendments to the Company’s Bylaws imposing stock ownership requirements on directors and officers, and a proposal requiring the Board of Directors to report to shareholders on a plan of succession for the Company’s President and Chief Executive Officer.

The proposals submitted to shareholders and the tabulation of votes for each proposal in whole shares are as follows:

1. To elect three directors who would serve for a three-year term expiring at the 2010 annual meeting of shareholders.

Nominee	For	Withhold
Blake B. Brown	608,801	148,861
James L. Markos, Jr.	614,036	153,712
Paul L. Tracy	623,576	148,785
Michael V. Jennings	85,901	—
Andrew J. Pease, Jr.	70,394	—

The following directors’ terms continued after the meeting: Arthur J. Billings, Peter A. Blyberg, Peter A. Clapp, Samuel G. Cohen, Sandra H. Collier, Harry E. Mikkelsen, Stephen C. Shea, Robert W. Spear, and Karen W. Stanley.

2. To ratify the appointment of Berry, Dunn, McNeil & Parker as the independent registered public accountants of the Company for 2007.

For	Against	Abstain
833,332	3,154	3,925

3. To approve an amendment to the Company’s Articles of Incorporation providing for election of directors by a majority of the votes cast.

For	Against	Abstain
815,394	19,733	5,284

4. To adopt a set of shareholder proposed amendments to the Company’s Bylaws imposing certain requirements for stock ownership and compensation of directors and officers.

For	Against	Abstain
161,250	620,824	20,049

5. To consider a shareholder proposal to remove Mr. Blyberg as a director.

For	Against	Abstain
59,798	777,701	2,912

6. To consider a shareholder proposal to request a report on management succession.

For	Against	Abstain
80,561	756,010	3,840

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the “Company”)

**3.2	Amended and Restated Bylaws of the Company

***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.

****10.1	Union Trust Company Employee Stock Plan

*****10.2	Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

******10.3	Form of Salary Continuation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Trust Officer

***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.

***10.5	Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****10.6	Form of Amendment to the Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

*******14	Amended and Restated Code of Ethics of the Company

********15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1	Section 1350 Certification of the CEO

32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2005.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2007.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, files with the SEC on February 23, 2006.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2007.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006.
******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2007.
*******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006.
********	Included as page 1 of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

August 10, 2007	/s/ Peter A. Blyberg
Date	Peter A. Blyberg, President and Chief Executive Officer

August 10, 2007	/s/ Timothy R. Maynard
Date	Timothy R. Maynard, Senior Vice President and Chief Financial Officer

Exhibit Index

Exhibit No.	Description
*3.1	Amended and Restated Articles of Incorporation of Union Bankshares Company (the “Company”)

**3.2	Amended and Restated Bylaws of the Company

***4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17, 2006.

****10.1	Union Trust Company Employee Stock Plan

*****10.2	Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

******10.3	Form of Salary Continuation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Trust Officer

***10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities.

***10.5	Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I

*****10.6	Form of Amendment to the Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer.

*******14	Amended and Restated Code of Ethics of the Company

********15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information

31.1	Rule 13a-14(a)/15d-14(a) Certification of the CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the CFO

32.1	Section 1350 Certification of the CEO

32.2	Section 1350 Certification of the CFO

*	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2005.
**	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2007.
***	Incorporated by reference to the Company’s Current Report on Form 8-K, files with the SEC on February 23, 2006.
****	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2007.
*****	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006.
******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2007.
*******	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006.
********	Included as page 1 of this Quarterly Report on Form 10-Q.