Form 10-Q
period 2007-09-30
UNION BANKSHARES CO/ME
filed 2007-11-13
CIK 745083

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 6, 2007, there were 1,066,772 shares of the registrant’s common stock, $12.50 par value, issued and outstanding.

UNION BANKSHARES COMPANY

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Union Bankshares Company

We have reviewed the accompanying interim consolidated financial information of Union Bankshares Company and Subsidiary as of September 30, 2007 and 2006, and for the three-and nine-month periods then ended. These financial statements are the responsibility of the Company’s management.

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

/s/ Berry, Dunn, McNeil and Parker

Portland, Maine

November 13, 2007

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except number of shares)

	September 30, 2007	September 30, 2006	December 31, 2006
	(Unaudited)	(Unaudited)	(Audited)
ASSETS
Cash and cash equivalents	$11,554	$14,055	$11,900
Securities, available for sale, at market	126,074	129,173	130,512
Securities, held to maturity, at cost (market value $1,716, $2,022, and $2,019 at September 30, 2007, September 30, 2006 and December 31, 2006, respectively)	1,683	1,979	1,977
Other investment securities, at cost which approximates market value	8,024	9,543	8,009
Loans held for sale	286	473	842

Loans	375,375	382,089	370,167
Less allowance for loan losses	4,286	4,257	4,255

Net loans	371,089	377,832	365,912

Premises, furniture and equipment, net	8,661	8,406	8,647
Goodwill	6,305	6,305	6,305
Bank owned life insurance	9,384	9,032	9,118
Other assets	7,619	7,098	7,753

Total assets	$550,679	$563,896	$550,975

LIABILITIES
Demand deposits	$48,799	$52,655	$49,868
NOW deposits	79,876	78,360	80,257
Money market accounts	41,730	19,133	21,290
Savings deposits	54,841	63,098	60,258
Certificates of deposit	117,522	122,404	136,092

Total deposits	342,768	335,650	347,765
Borrowings from Federal Home Loan Bank	130,154	154,934	129,729
Other borrowed funds	19,093	17,886	16,802
Subordinated debt	8,248	8,248	8,248
Other liabilities	7,167	6,631	6,838

Total liabilities	507,430	523,349	509,382

SHAREHOLDERS’ EQUITY
Common stock, $12.50 par value. Authorized 10,000,000 shares, issued 1,066,772 shares at September 30, 2007, 1,079,476 shares at September 30, 2006 and 1,063,982 shares at December 31, 2006.	13,335	13,493	13,300
Surplus	352	972	248
Retained earnings	30,869	28,524	29,417
Accumulated other comprehensive loss
Net unrealized loss on securities available for sale, net of deferred tax asset of $(448), $(864) and $(504) at September 30, 2007, September 30, 2006 and December 31, 2006, respectively.	(870)	(1,676)	(978)
Net unrealized loss on pension and postretirement plans, net of deferred tax asset of $(225), $(395) and $(203) at September 30, 2007, September 30, 2006 and December 31, 2006, respectively.	(437)	(766)	(394)

Total shareholders’ equity	43,249	40,547	41,593

Total liabilities and shareholders’ equity	$550,679	$563,896	$550,975

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except number of shares and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST AND DIVIDEND INCOME
Interest and fees on loans	$6,379	$5,972	$18,535	$17,034
Interest and dividends on investments	1,772	1,639	5,162	4,819

Total interest and dividend income	8,151	7,611	23,697	21,853

INTEREST EXPENSE
Interest on deposits	2,395	1,838	6,712	4,863
Interest on borrowed funds	1,977	2,164	6,081	6,115

Total interest expense	4,372	4,002	12,793	10,978

Net interest income	3,779	3,609	10,904	10,875
Provision for loan losses	40	—	70	—

Net interest income after provision for loan losses	3,739	3,609	10,834	10,875

NON-INTEREST INCOME
Net gain on sales of investment securities	31	—	38	—
Financial services fees and commissions	727	567	2,081	1,830
Service charges and fees on deposit accounts	452	513	1,382	1,480
Bankcard fees	107	103	275	259
Loan fees	175	192	638	554
Income from cash surrender value of life insurance	89	87	266	270
Other income	88	40	222	145

Total non-interest income	1,669	1,502	4,902	4,538

NON-INTEREST EXPENSE
Salaries and employee benefits	2,356	2,297	7,009	7,077
Net occupancy	414	353	1,277	1,130
Equipment and data processing	329	336	1,002	993
Other expense	889	767	2,707	2,668

Total non-interest expense	3,988	3,753	11,995	11,868

Income before income taxes	1,420	1,358	3,741	3,545
Income taxes	365	326	915	845

Net income	$1,055	$1,032	$2,826	$2,700

Net income per common share	$0.99	$0.95	$2.65	$2.48

Cash dividends declared per common share	$0.43	$0.40	$1.29	$1.20

Weighted average common shares outstanding	1,066,138	1,082,121	1,064,826	1,088,979

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except number of shares and per share data)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at December 31, 2005	$13,721	$1,932	$27,126	$(2,204)	$40,575

Net income, nine months ended September 30, 2006	—	—	2,700	—	2,700
Change in net unrealized loss on available for sale securities, net of tax of $123	—	—	—	(238)	(238)

Total comprehensive income	—	—	2,700	(238)	2,462

Sale of 5,971 shares of common stock	74	314	—	—	388
Repurchase of 24,131 shares of common stock	(302)	(1,274)	—	—	(1,576)
Cash dividends declared	—	—	(1,302)	—	(1,302)

Balance at September 30, 2006	$13,493	$972	$28,524	$(2,442)	$40,547

Balance at December 31, 2006	$13,300	$248	$29,417	$(1,372)	$41,593

Net income, nine months ended September 30, 2007	—	—	2,826	—	2,826
Change in net unrealized loss on available for sale securities, net of tax of $55	—	—	—	108	108
Minimum pension liability adjustment, net of tax of $3	—	—	—	7	7
Minimum post retirement adjustment, net of tax benefit of $(25)	—	—	—	(50)	(50)

Total comprehensive income	—	—	2,826	65	2,891

Sale of 6,851 shares of common stock	86	274	—	—	360
Repurchase of 4,061 shares of common stock	(51)	(170)	—	—	(221)
Cash dividends declared	—	—	(1,374)	—	(1,374)

Balance at September 30, 2007	$13,335	$352	$30,869	$(1,307)	$43,249

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

UNION BANKSHARES COMPANY AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,826	$2,700

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Amortization of intangible asset	27	35
Depreciation	555	521
Net (accretion) amortization of (discounts) premium on investments	(25)	169
Deferred income taxes	(22)	(48)
Loss on disposal of assets	25	—
Provision for loan losses	70	—
Net gain on sales of available for sale securities	(38)	—
Originations of loans held for sale	(9,318)	(7,064)
Proceeds from sale of loans	9,874	6,591
Net change in other assets	106	(662)
Net change in other liabilities	220	300
Net change in deferred loan origination fees	(23)	43

Net cash provided by operating activities	4,277	2,585

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of available for sale securities	5,509	170
Purchase of available for sale securities	(43,556)	(22,518)
Proceeds from maturities and principal payments on available for sale securities	42,716	21,501
Proceeds from maturities and principal payments on held to maturity securities	290	95
Net change in other investments	(15)	215
Net increase in loans to customers	(5,224)	(26,265)
Net capital expenditures	(594)	(2,706)
Net increase in cash surrender value of life insurance	(266)	(270)

Net cash used by investing activities	(1,140)	(29,778)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(4,997)	652
Proceeds from long-term borrowings	5,000	6,000
Repayment of long-term borrowings	(1,575)	(6,378)
Net change in short-term borrowings from Federal Home Loan Bank	(3,000)	25,200
Net change in other borrowed funds	2,291	302
Issuance of subordinated debt	—	8,248
Purchase of common stock	(221)	(1,576)
Proceeds from stock issuance	360	388
Dividends paid	(1,341)	(1,313)

Net cash (used) provided by financing activities	(3,483)	31,523

Net (decrease) increase in cash and cash equivalents	(346)	4,330
Cash and cash equivalents at beginning of year	11,900	9,725

Cash and cash equivalents at end of period	$11,554	$14,055

See Report of Independent Registered Public Accounting Firm. The accompanying notes are an integral part of these consolidated financial statements.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. All significant intercompany transactions and balances are eliminated in consolidation. Operating results for the quarter ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or other interim periods. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission.

NOTE 2. EARNINGS PER SHARE

Earnings per common share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period.

NOTE 3. DERIVATIVE FINANCIAL INSTRUMENTS

On March 15, 2007, the Company purchased interest rate protection agreements (caps) with notional amounts of $20.0 million, a strike rate of 5.50% and a termination date of March 15, 2010. These caps were acquired to limit the Company’s exposure to rising interest rates. Under these agreements, the Company paid up front premiums of $66,000 for the right to receive cash flow payments above the predetermined cap rate, thus effectively capping its interest expense for the duration of the agreement. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activity, management determined the cap did not qualify for hedge accounting treatment. Accordingly, the fair value of the cap, $53,000 at September 30, 2007, is recorded in the consolidated balance sheets with the change in fair value recorded in other expense in the consolidated statement of income.

NOTE 4. STOCK REPURCHASE PROGRAM

The Stock Repurchase Program, as originally adopted on April 14, 2002, provided for the repurchase of up to 57,700 shares or up to 5% of the Company’s then-outstanding common stock. On October 27, 2004, the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares or 7.5% of its outstanding common stock as of the Program’s original adoption date. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company’s common stock outstanding as of April 10, 2006. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of September 30, 2007, the Company had repurchased a total of 125,526 shares of its stock since the Program’s inception. On August 13, 2007 the repurchase plan was frozen to comply with the Agreement and Plan of Merger with Camden National Corporation.

NOTE 5. MORTGAGE SERVICING RIGHTS

Capitalized mortgage servicing rights are recognized, in accordance with SFAS No. 156, Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140, as separate assets when the Company continues to service residential real estate loans that have been sold in the secondary market. Capitalized servicing rights are included in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. The fair value of the mortgage servicing rights approximated $1.3 million at September 30, 2007 and 2006.

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

The following summarizes mortgage servicing rights capitalized and amortized, along with the activity in the related valuation allowance:

	Nine months ended September 30,
	2007	2006
	(Dollars in thousands)
Balance of loans serviced for others at September 30,	$109,141	$102,847

Mortgage Servicing Rights, Net of Valuation Allowance:
Balance at beginning of year	$561	$619
Mortgage servicing rights capitalized	178	332
Amortization charged against mortgage servicing income	(223)	(407)
Change in valuation allowance	—	2

Balance at end of period	$516	$546

Valuation Allowance:
Balance at beginning of year	2	4
Increase in impairment reserve	3	—
Reduction of impairment reserve	(3)	(2)

Balance at end of period	$2	$2

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

	September 30, 2007	September 30, 2006	December 31, 2006
	(Dollars in thousands)
Core deposit intangible, cost	$323	$323	$323
Accumulated amortization	323	284	296

Core deposit intangible, net	$—	$39	$27

Amortization expense related to the core deposit intangible amounted to $27,000 for the nine months ended September 30, 2007 and $39,000 for the nine months ended September 30, 2006.

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

Net periodic benefit cost of these plans includes the following components:

	Three months ended September 30,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Service cost	$—	$17	$—	$19
Interest cost	104	23	98	21
Expected return on plan assets	(104)	—	(98)	—
Recognized net actuarial (gain) loss	4	(4)	8	(3)
Amortization of unrecognized transition obligation	—	11	—	12

Net periodic benefit cost	$4	$47	$8	$49

	Nine months ended September 30,
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Service cost	$—	$52	$—	$57
Interest cost	312	67	294	63
Expected return on plan assets	(314)	—	(294)	—
Recognized net actuarial (gain) loss	13	(12)	24	(9)
Amortization of unrecognized transition obligation	—	34	—	36

Net periodic benefit cost	$11	$141	$24	$147

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive (income) loss are as follows:

	Nine months ended September 30, 2007
	2007		2006
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(Dollars in thousands)
Net actuarial loss (gain)	$929	$(508)	$1,161	$—
Unrecognized transition obligation	—	241	—	—

	929	(267)	1,161	—
Net deferred tax expense (benefit)	(316)	91	(395)	—

Total accumulated other comprehensive (income) loss	$613	$(176)	$766	$—

Weighted-average discount rate assumption used to determine benefit obligation	6.00%	6.00%	5.50%	5.50%

Weighted-average discount rate assumption used to determine benefit cost	5.75%	5.50%	5.75%	5.75%

The Company’s expected pension and postretirement benefit payments for the third quarter of 2007 are $77,000 and $13,000, respectively and the expected pension and postretirement benefit payments for all of 2007 are $310,000 and $51,000, respectively. The expected pension and postretirement contributions for 2007 is $0 and $51,000, respectively.

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

NOTE 8. REPURCHASE AGREEMENTS

Both wholesale and retail repurchase agreements are collateralized by mortgage-backed securities and U.S. Government obligations. At September 30, 2007, the Company had $10.0 million of wholesale repurchase agreements outstanding with third party brokers and $8.1 million of customer repurchase agreements outstanding. The related securities are included in the securities available for sale portfolio.

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

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The state income tax returns of the Company and its subsidiaries are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

NOTE 10. RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and early application is encouraged. We do not expect application of this Statement to have a material effect on the consolidated financial statements.

In February of 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets, and financial liabilities, that are not otherwise permitted to be accounted for at fair value under the accounting standards, at fair value on an instrument by instrument basis. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company is in the process of analyzing the impact of SFAS No. 159.

NOTE 11. PROPOSED MERGER

Camden National Corporation and the Company entered into an Agreement and Plan of Merger on August 13, 2007, as amended. The merger agreement provides for the merger of the Company with and into Camden National Corporation, with Camden National Corporation being the surviving corporation. Promptly thereafter, the Company’s subsidiary, Union Trust Company, will merge with and into Camden National Bank with Camden National Bank being the surviving institution. The proposed merger will occur following approval of the proposal by the shareholders of the Company, and satisfaction or waiver of all other conditions to the merger. If the merger is completed, each share of the Company common stock will be converted into the right to receive either $68.00 in cash or 1.9106 shares of Camden National Corporation common stock, plus cash in lieu of any fractional share. The merger agreement includes allocation procedures intended to ensure that 40% of the outstanding shares of Company common stock immediately prior to the effective time of the merger will be converted into the right to receive cash, and 60% of these shares of Company common stock will be converted into the right to receive Camden National Corporation common stock. In connection with the proposed merger, Camden National Corporation and the Company intend to file relevant materials with the Securities and Exchange Commission, including the registration statement on Form S-4 containing a proxy statement/prospectus that was filed on September 21, 2007 and amended on October 23, 2007. Readers should review these materials when they become available as they contain more detailed information about the merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis reviews the consolidated financial condition of Union Bankshares Company (the “Company”) at September 30, 2007 and 2006 and December 31, 2006, and the consolidated results of operations for the three and nine months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the consolidated financial statements, notes and tables included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission on March 30, 2007.

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

•

The Company and Camden National Corporation may fail to satisfy the closing conditions in the Agreement and Plan of Merger, dated as of August 13, 2007, as amended (the “Merger Agreement”), in a timely manner or at all.

•	The Company’s shareholders may fail to approve the Merger Agreement.

•	The Company and Camden may fail to obtain governmental approvals of the merger, or adverse regulatory conditions may be imposed in connection with such approvals.

•	Disruptions in the business of the Company and Camden could result from the pendency of the merger.

•	Integration costs following the merger may be higher than anticipated.

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

Executive Overview

Net income increased $23,000, or 2.2%, for the quarter ended September 30, 2007 compared to the third quarter last year. The following were significant factors contributing to the results for the third quarter of 2007:

•	Net interest income, on a tax-equivalent basis, was essentially flat when compared to the same period in 2006.

•	Non-interest income increased by $167,000, or 11.1% compared to the same period in 2006, primarily driven by higher levels of financial services fees and commissions.

•	Non-interest expense increased by $235,000, or 6.3%, compared to the third quarter last year, primarily due to increased legal and other professional costs as well as additional occupancy costs.

•	The commercial real estate portfolio continued to expand, increasing by $7.9 million, or 10.3%, from September 30, 2006.

•	The student loan portfolio was sold in the third quarter, decreasing consumer loans by $6.1 million.

•

Total deposits increased $7.1 million, or 2.1%, from September 30, 2006. Of this growth, total retail deposits grew by $18.2 million, or 5.8%, while brokered certificates of deposit decreased by $11.1 million, or 50.4%.

•	Total borrowings, comprised of borrowings from Federal Home Loan Bank, other borrowed funds, and subordinated debt, decreased by $23.6 million, or 13.0%, compared to September 30, 2006.

Results of Operations

Net Income. Net income for the nine months ended September 30, 2007 was $2.8 million, an increase of $126,000, or 4.7%, compared to the same period in 2006. Earnings per share were $2.65 and $2.48, respectively, for the nine months ended September 30, 2007 and September 30, 2006. Annualized return on average equity (“ROE”) and return on average assets (“ROA”) for the first nine months of the year were 8.95% and 0.68%, respectively. Annualized ROE and ROA were 8.96% and 0.66%, respectively, for the same period in 2006.

Net income for the three months ended September 30, 2007 increased $23,000 compared with the same period last year and earnings per share increased to $0.99 compared to $0.95 for the same period one year ago. Annualized ROE and ROA were 10.00% and 0.75%, respectively, for the third quarter of 2007 compared to 10.24% and 0.73% for the same period in 2006.

Net Interest Income. The amount of net interest income is affected by changes in interest rates and by the volume and mix of interest earning assets and interest bearing liabilities. On a fully tax-equivalent basis, net interest income for the nine months ended September 30, 2007 increased by $48,000, or 0.4%, to $11.5 million in comparison to the same period last year. The Company’s net interest margin declined 1 basis point to 2.96% for the nine months ended September 30, 2007 compared to 2.97% for the same period a year ago. The continued compression in the net interest margin can be attributed to higher deposit costs and increases in the cost of borrowings, without a proportional increase in the yields on loans and investments. The Company’s interest rate spread (the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities) decreased 6 basis points to 2.56% for the first nine months of 2007 compared to the first nine months of 2006.

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

Average Balance Sheets and Analysis of Net Interest Income

(On a Tax-Equivalent Basis)

	Nine months ended September 30,
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Interest Earning Assets:
Investment securities (1)	$141,924	$5,657	5.33%	$145,663	$5,230	4.80%
Loans, gross (excludes loans held for sale) (1)	375,257	18,590	6.62%	368,173	17,154	6.23%

Total interest earning assets	517,181	$24,247	6.27%	513,836	$22,384	5.82%

Other assets:
Cash and due from banks	10,296			9,634
Other assets	27,960			25,321

	$555,437			$548,791

Liabilities
Interest Bearing Liabilities:
Deposits:
Savings deposits	$54,661	$576	1.41%	$66,138	$724	1.46%
NOW deposits	76,567	917	1.60%	72,296	603	1.12%
Money market accounts	31,004	714	3.08%	20,288	230	1.52%
Time deposits	137,939	4,505	4.37%	120,309	3,306	3.67%

Total interest bearing deposits	300,171	6,712	2.99%	279,031	4,863	2.33%
Borrowings:
Federal Home Loan Bank borrowings	135,233	5,136	5.08%	157,588	5,470	4.64%
Junior subordinated debt securities	8,218	414	6.74%	6,828	335	6.56%
Other borrowed funds	18,007	531	3.94%	14,050	310	2.95%

Total borrowings	161,458	6,081	5.04%	178,466	$6,115	4.58%

Total interest bearing liabilities	461,629	$12,793	3.71%	457,497	$10,978	3.21%

Non-Interest Bearing Liabilities & Shareholders’ Equity:
Demand deposits	45,052			45,065
Other liabilities	6,559			5,942
Shareholders’ equity	42,197			40,287

	$555,437			$548,791

Net interest income (1)		$11,454			$11,406

Net interest rate spread (2)			2.56%			2.62%

Net interest margin (2)			2.96%			2.97%

Supplemental Information:
Total deposits, including demand deposits	$345,223	$6,712		$324,096	$4,863

Cost of total deposits			2.60%			2.01%

Total funding liabilities, including demand deposits	$506,681	$12,793		$502,562	$10,978

Cost of funding liabilities			3.38%			2.92%

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $550,000 and $531,000 for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average costs of interest-bearing liabilities. Net interest margin represents net interest income as a percent of average interest-earning assets.

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

Analysis of Changes in Interest Income and Expense

	Nine months ended September 30,
	Volume	Rate	Rate/ Volume	Total
	(Dollars in thousands)
Interest Earning Assets
Investment securities (1)	$(134)	$575	$(14)	$427
Loans, gross (excludes loans held for sale) (1) (2)	330	1,085	21	1,436

Total interest earning assets	$196	$1,660	$7	$1,863

Interest Bearing Liabilities
Savings deposits	$(126)	$(26)	$4	$(148)
NOW deposits	36	263	15	314
Money market accounts	122	236	126	484
Time deposits	484	623	92	1,199

Total deposits	516	1,096	237	1,849

FHLB borrowings	(776)	515	(73)	(334)
Junior subordinated debt securities	68	9	2	79
Other borrowed funds	87	105	29	221

Total borrowings	(621)	629	(42)	(34)

Total interest bearing liabilities	$(105)	$1,725	$195	$1,815

Net change in net interest income	$301	$(65)	$(188)	$48

(1)	The total amount of adjustment to present interest income and yield on a fully tax-equivalent basis is $550,000 and $531,000 for the nine months ended September 30, 2007 and 2006, respectively.
(2)	Loans include portfolio loans and nonaccrual loans, but unpaid interest on nonperforming loans has not been included for purposes of determining interest income.

The average balance of interest-earning assets for the first nine months of 2007 amounted to $517.2 million, an increase of $3.3 million, or 0.7%, over the same period in 2006. Average loan balances increased $7.1 million, or 1.9% for the first nine months of 2007 compared to the same period in 2006. Average investment securities decreased by $3.7 million for the nine months ended September 30, 2007 compared to the same period in 2006. The yield on interest-earning assets increased 45 basis points to 6.27% for the first nine months in 2007, compared to 5.82% for the same period in 2006. The yield on loans increased 39 basis points from 6.23% for the nine months ended September 30, 2006 to 6.62% for the nine months ended September 30, 2007. The yield on investments also increased 53 basis points, to 5.33% for the nine months ended September 30, 2007.

The average balance of interest-bearing liabilities for the first nine months of 2007 was $461.6 million, an increase of $4.1 million, or 0.9%, over the same period in 2006. Average interest-bearing deposits increased $21.1 million, or 7.6%, to $300.2 million for the nine months ended September 30, 2007 compared to the same period in 2006. Average time deposits grew $17.6 million, or 14.7%, for the nine months ended September 30, 2007 compared to the same period in 2006; of this increase, $10.6 million was from brokered time certificates of deposit. Average borrowings for the nine months ended September 30, 2007 were $161.5 million compared to $178.5 million for the same period in 2006, a decrease of $17.0 million, or 9.5%.

The cost of interest-bearing liabilities increased to 3.71% during the nine months ended September 30, 2007, an increase of 50 basis points over the nine months ended September 30, 2006. The increase is, in part, attributable to a 44 basis points increase in the cost of Federal Home Loan Bank borrowings during the first nine months of 2007 compared to the same period in 2006. Interest expense on the subordinated debt for the nine months ended September 30, 2007 was $414,000 compared to $335,000 for the nine months ended September 30, 2006. The cost of interest-bearing deposits also increased 66 basis points during the first nine months of 2007 compared to the same period in 2006, primarily resulting from upward competitive pricing pressure on deposits. Additionally, the growth in deposits over the prior year was primarily within certificates of deposit, which are typically higher costing than other core sources of funding.

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

The Company recorded a provision for loan losses of $70,000 during the first nine months of 2007 compared to $0 for the nine months ended September 30, 2006. The increase in the provision for loan losses is due to the increasing size of the loan portfolio and a change in the mix of the portfolio towards commercial loans which may expose the Company to greater credit risk than one-to-four family loans. Asset quality remains good with nonperforming assets of $2.6 million, or 0.48% of total assets, at September 30, 2007 compared to 0.58% of total assets at December 31, 2006. Total net charge offs as a percent of total loans was 0.01% for the nine months ended September 30, 2007 and 0.00% for December 31, 2006.

Management believes that the level of allowance for loan losses at September 30, 2007, of $4.3 million, or 1.14% of total loans outstanding, is adequate. The allowance for loan losses was $4.3 million, or 1.11% of total loans outstanding, as of September 30, 2006.

Non-Interest Income. Non-interest income increased by $364,000, or 8.0%, to $4.9 million for the nine months ended September 30, 2007 compared to the same period last year. Financial services fees and commissions increased $251,000, or 13.7%, largely due to continued increases in new business volume and growth in managed assets. Service charges and fees on deposit accounts decreased $98,000, or 6.6%, primarily due to lower levels of NSF and overdraft fees. Bankcard fees increased $16,000, or 6.2%, due to increased debit card interchange revenue. Loan fees increased $84,000, or 15.2%, due primarily to higher levels of loan origination fees and increased gains on the sale of loans. Other income also increased $77,000, or 53.1%, primarily due to higher levels of mortgage banking income as well as increased income from the sale of bank owned property.

Total non-interest income increased $167,000, or 11.1%, during the third quarter of 2007 compared to the third quarter of 2006. The increase during the quarter was primarily due to higher levels of financial services fees and commissions.

Non-Interest Expense. Total non-interest expense, which consists of employee compensation and benefits, occupancy costs, equipment and data processing costs and other operating expense, increased $127,000, or 1.1%, to $12.0 million for the nine months ended September 30, 2007 compared to $11.9 million for the nine months ended September 30, 2006. The increase was primarily attributable to increases in net occupancy of $147,000, or 13.0%, for the first nine months of 2007 compared to the same period last year, associated with new facilities.

Non-interest expense was $4.0 million in the third quarter of 2007 compared to $3.8 million for the third quarter of 2006, representing an increase of $235,000. This increase was primarily due to legal and other professional costs relating to the proxy challenge submitted by a dissident shareholder as well as occupancy costs related to new facilities.

Income Taxes. In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. Effective January 1, 2007, the Company has adopted the provisions of FIN 48 and there was no material effect on the financial statements. As a result, there was no cumulative effect related to adopting FIN 48. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006. The state income tax returns of the Company and its subsidiaries are open to audit under the statute of limitations for the years ending December 31, 2004 through 2006.

Financial Condition

The Company’s total assets decreased to $550.7 million at September 30, 2007, a decrease of $13.2 million, or 2.3%, and $296,000, or 0.1%, over September 30, 2006 and December 31, 2006, respectively. The year over year decline in total assets was primarily attributable to a decrease in the loan portfolio.

Loan Portfolio. Between September 30, 2006 and September 30, 2007, the loan portfolio decreased $6.7 million, or 1.8%, as the Company’s residential real estate portfolio decreased by $5.9 million, or 2.5%, from 2006 due to a weakened housing market. Consumer loans decreased from the same period one year ago by $5.3 million, or 16.8%, primarily attributable to the third quarter sale of the Company’s $6.1 million student loan portfolio. The commercial real estate portfolio continued to expand, increasing $7.9 million, or 10.3% from September 30, 2006. Commercial and industrial loans also experienced growth with outstanding balances at September 30, 2007 increasing $2.2 million, or 7.7%, over the same period one year ago.

Total loans increased by $5.2 million, or 1.4%, during the nine months ended September 30, 2007 compared to December 31, 2006. The increases were primarily in the commercial real estate and commercial and industrial loan categories, which increased $7.3 million and $3.0 million, respectively.

The following table summarizes the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

Loan Portfolio Composition

	September 30, 2007		September 30, 2006		December 31, 2006
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
Residential	$229,601	61.2%	$235,524	61.6%	$232,970	62.9%
Commercial	84,963	22.6%	77,022	20.2%	77,666	21.0%
Commercial and industrial	30,983	8.3%	28,763	7.5%	27,939	7.6%
Consumer	26,084	6.9%	31,353	8.2%	29,627	8.0%
Municipal	3,744	1.0%	9,427	2.5%	1,965	0.5%

Total	$375,375	100.0%	$382,089	100.0%	$370,167	100.0%

Asset Quality. As of September 30, 2007, nonperforming assets totaled $2.6 million, a decrease of $100,000 over the same period last year and a decrease of $547,000 from December 31, 2006. As a percentage of total assets, nonperforming assets at September 30, 2007 were 0.48% compared to 0.48% at September 30, 2006 and 0.58% at December 31, 2006.

The following table sets forth information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2007	September 30, 2006	December 31, 2006
	(Dollars in thousands)
Loans accounted for on a nonaccrual basis	$2,385	$1,670	$1,267
Accruing loans contractually past due 90 days or more	—	1,060	1,910

Total nonperforming loans	2,385	2,730	3,177

Other real estate owned	245	—	—
Nonperforming securities	—	—	—

Total nonperforming assets	$2,630	$2,730	$3,177

Ratio of nonperforming assets to total assets	0.48%	0.48%	0.58%

Ratio of nonperforming loans to total loans	0.64%	0.71%	0.86%

Allowance for Loan Losses. At September 30, 2007, the allowance for loan losses totaled $4.3 million, or 1.14% of total loans, compared to $4.3 million, or 1.11% of total loans, at September 30, 2006. Net charge-offs totaled $39,000 for the first nine months of 2007 compared to net recoveries of $9,000 for the same period one year ago.

The following table sets forth the breakdown of the allowance for loan losses for the periods indicated.

Analysis of Allowance for Loan Losses

	September 30,
	2007	2006
	(Dollars in thousands)
Total loans outstanding at the end of the period (1)	$375,375	$382,089

Average loans outstanding during the period (1)	$375,257	$368,173

Allowance for loan losses, beginning of the year	$4,255	$4,248
Provision for loan losses	70	—

Balance before loan charge-offs	4,325	4,248

Loans charged-off	283	268
Less recoveries on loans charged-off	244	277

Net loan (recoveries) charge-offs	39	(9)

Allowance for loan losses, end of the period	$4,286	$4,257

Ratios:
Net charge-offs to average loans outstanding	0.01%	0.00%
Net charge-offs to loans, end of period	0.01%	0.00%
Allowance for loan losses to average loans outstanding	1.14%	1.16%
Allowance for loan losses to total loans, end of period	1.14%	1.11%
Allowance for loan losses to nonperforming loans	179.71%	155.93%

(1)	Excludes loans held for sale.

Investments. Total investments decreased to $135.8 million at September 30, 2007 from $140.5 million at December 31, 2006, representing a decrease of $4.7 million. At September 30, 2007, the Company’s available for sale portfolio had a net unrealized loss, net of taxes, of $870,000, compared to $978,000 at December 31, 2006. Management feels that the change in the net unrealized position is primarily due to a change in market rates during the period.

Between September 30, 2006 and September 30, 2007, the investment securities portfolio decreased $4.9 million, or 3.5%, as cash flows from maturing investments were used to fund growth in the loan portfolio.

The following table sets forth the Company’s securities at the dates indicated.

	September 30, 2007		September 30, 2006		December 31, 2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Mortgage-backed securities	$94,408	$93,150	$86,356	$83,989	$88,406	$86,754
U.S. Treasury notes and other U.S. Government agencies	2,000	1,986	17,507	17,321	6,998	6,969
Obligations of states and political subdivisions	21,763	21,919	21,141	21,254	20,888	21,096
Other securities	9,221	9,019	6,709	6,609	15,702	15,693

Total	$127,392	$126,074	$131,713	$129,173	$131,994	$130,512

Securities held to maturity:
Obligations of states and political subdivisions	$1,683	$1,716	$1,979	$2,022	$1,977	$2,019

Other securities:
Equity securities	$8,024	$8,024	$9,543	$9,543	$8,009	$8,009

Deposits. Deposits continue to represent the Company’s primary source of funds for lending and investment activities. At September 30, 2007, deposits of $342.8 million were $5.0 million lower than at December 31, 2006. Between September 30, 2006 and September 30, 2007, total deposits increased $7.1 million, or 2.1%.

Borrowings. Borrowings amounted to $157.5 million at September 30, 2007, an increase of $2.7 million from December 31, 2006. At September 30, 2007, borrowings consisted primarily of Federal Home Loan Bank of Boston (“FHLB”) borrowings totaling $130.2 million, an increase of $425,000 from balances as of December 31, 2006. The remaining borrowings consisted primarily of assets sold under repurchase agreements totaling $19.1 million and subordinated debt issued in connection with our trust preferred securities offering totaling $8.2 million.

Between September 30, 2006 and September 30, 2007, total borrowings decreased $23.6 million, or 13.0%, primarily due to a decrease in FHLB borrowings offset, in part, by an increase in assets sold under repurchase agreements.

Liquidity and Capital Resources

Liquidity. Liquidity, as it pertains to the Company, is the ability to generate adequate amounts of cash to meet current and future financial obligations. The Company’s primary sources of funds consist of deposits, borrowings, and the amortization, prepayment and maturities of loans and securities. While scheduled repayment of loans and maturities of securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the general level of interest rates, seasonality, economic conditions and competitive factors. The Bank has also established repurchase agreements with major brokerage firms as potential sources of liquidity. At September 30, 2007, the Company had $10.0 million outstanding of such repurchase agreements. In addition to agreements with brokers, the Bank also had customer repurchase agreements outstanding amounting to $8.1 million at September 30, 2007. As an alternative source of funding to borrowings, the Bank will occasionally purchase brokered certificates of deposits. At September 30, 2007, the Bank had $10.9 million of brokered certificates of deposits outstanding. The Company had $22.1 million in brokered certificates of deposits for the comparable period of 2006.

The Company, as a separately incorporated bank holding company, has no significant operations other than serving as the sole stockholder of the Bank. The Company’s commitments and debt service requirement, at September 30, 2007, consist of $8.4 million of junior subordinated debt securities, including accrued interest, issued to an unconsolidated subsidiary, Union Bankshares Capital Trust I. The Company has contributed $3.0 million of the proceeds from the issuance of trust preferred securities to the Bank as Tier 1 Capital to support the Bank’s growth.

The Company actively manages its liquidity position under the direction of the Asset/Liability Management Committee. Periodic review under prescribed policies and procedures is intended to ensure that the Company will maintain adequate levels of available funds. At September 30, 2007, the Company’s liquidity position was well within policy guidelines. Management believes that the Company has adequate liquidity available to respond to current and future funding requirements.

Capital Resources. The Federal Reserve Board (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), and other regulatory agencies have established capital guidelines for banks and bank holding companies. Risk-based capital guidelines issued by the federal regulatory agencies require banks to meet a minimum Tier 1 leverage capital ratio of 4.0%, a Tier 1 risk-based capital ratio of 4.0% and a total risk-based capital ratio of 8.0%. At September 30, 2007, the Company and the Bank exceeded all of their regulatory capital requirements.

On February 17, 2006, the Company, through Union Bankshares Capital Trust I, raised additional capital from the issuance of $8.0 million of trust preferred securities, the proceeds of which were used to purchase 30-year junior subordinated deferrable interest debt securities of the Company.

At September 30, 2007, the Company had a Tier 1 risk-based capital ratio and a total risk-based capital ratio of 13.71% and 14.96%, respectively, compared to 13.51% and 14.76%, respectively, at December 31, 2006. At September 30, 2007, the Company and the Bank had a Tier 1 leverage ratios of 8.30% and 7.50%, respectively, compared to 7.99% and 7.22%, respectively, at December 31, 2006.

Off-Balance Sheet Risks and Commitments

As of September 30, 2007 and 2006, the total of approved loan commitments outstanding, commitments under unused lines of credit and unadvanced portions of loans amounted to $72.8 million and $74.7 million, respectively. Other than the foregoing, the Company does not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations

The following table is a summary of the Company’s contractual obligations as of September 30, 2007, consisting of operating and capital lease obligations, FHLB borrowings and other borrowings, by contractual maturity date for the next five years.

Contractual Obligations by Maturity

	Payment due by period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Operating lease obligations	$5,401	$305	$616	$573	$3,907
Capital lease obligations	1,817	92	185	190	1,350
FHLB borrowings	130,154	114,602	10,114	5,115	323
Wholesale repurchase agreements	10,000	—	—	5,000	5,000
Customer repurchase agreements	8,079	8,079	—	—	—
Subordinated debt	8,248	—	—	—	8,248

Total	$163,699	$123,078	$10,915	$10,878	$18,828

The Company may use derivative instruments as partial hedges against large fluctuations in interest rates. At September 30, 2007, the Company had $20.0 million in cap contracts with a strike rate of 5.50% and a termination date of March 15, 2010. If rates were to rise, resulting in an increased interest cost, there would be an increased income flow from the cap instruments. These financial instruments are factored into the Company’s overall interest rate risk position.

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

Interest Rate Sensitivity

	200 Basis Point Rate Increase	200 Basis Point Rate Decrease
September 30, 2007	-5.0%	1.9%
September 30, 2006	-3.6%	1.9%

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

Management of the Company, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Treasurer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Treasurer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required, and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Senior Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

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

On April 14, 2002, the Board of Directors of the Company adopted a Stock Repurchase Program, which provided for the repurchase of up to 57,700 shares, or 5%, of the Company’s then-outstanding common stock. On October 27, 2004, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of up to 86,550 shares, or 7.5%, of the Company’s common stock outstanding as of April 14, 2002. On February 22, 2006, the Board of Directors of the Company authorized the repurchase of 5,000 additional shares under the Stock Repurchase Program. On April 19, 2006, the Board of Directors of the Company amended the Stock Repurchase Program to authorize the repurchase of an additional 54,529 shares, or 5%, of the Company’s common stock outstanding as of April 10, 2006. Originally adopted for a term of 12 months, the Stock Repurchase Program has been extended several times by the Company, and was extended, effective April 19, 2006, until such time as all shares authorized for repurchase under the Stock Repurchase Program have been repurchased. The repurchases may be made from time to time at the discretion of management of the Company. Shares repurchased by the Company are designated as authorized but unissued stock of the Company. The Company may utilize such shares for any purpose the Board of Directors of the Company deems advisable in compliance with applicable law. As of September 30, 2007, the Company had repurchased a total of 125,526 shares of its stock since the Program’s inception. On August 13, 2007 the repurchase plan was frozen to comply with the Agreement and Plan of Merger with Camden National Corporation.

During the three months ended September 30, 2007, the Company repurchased 0 shares of its common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31, 2007	—	—	—	20,553
August 1 – 31, 2007	—	—	—	20,553
September 1 – 30, 2007	—	—	—	20,553

TOTAL	—	—	—	20,553

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 13, 2007, between Camden National Corporation and Union Bankshares Company (the “Company”) (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2007)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 13, 2007, between Camden National Corporation and the Company, dated as of September 21, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2007)

3.1	Amended and Restated Articles of Incorporation of the Company

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2007)

4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2006)

10.1	Union Trust Company Employee Stock Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2007)

10.2	Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.3	Form of Salary Continuation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Trust Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2007)

10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2006)

10.5	Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2006)

10.6	Form of Amendment to the Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.7	Form of Amendment to Salary Continuation Agreement between Union Trust Company and each of Mr. John P. Lynch, Executive Vice President and Regional Manager, Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2007)

10.8	Waiver of Salary Continuation Agreement between Union Trust Company and Mr. Peter A. Blyberg, President and Chief Executive Officer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2007)

14	Amended and Restated Code of Ethics of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006)

15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information (Included as page 1 of this Quarterly Report on Form 10-Q)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Treasurer

32.1	Section 1350 Certification of the President and CEO

32.2	Section 1350 Certification of the Senior Vice President and Treasurer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNION BANKSHARES COMPANY

November 13, 2007	/s/ Peter A. Blyberg
Date	Peter A. Blyberg, President and Chief Executive Officer

November 13, 2007	/s/ Sally J. Hutchins
Date	Sally J. Hutchins, Senior Vice President and Treasurer

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of August 13, 2007, between Camden National Corporation and Union Bankshares Company (the “Company”) (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2007)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of August 13, 2007, between Camden National Corporation and the Company, dated as of September 21, 2007 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on September 21, 2007)

3.1	Amended and Restated Articles of Incorporation of the Company

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 28, 2007)

4.1	Form of Floating Rate Junior Subordinated Debt Security issued by the Company to Wells Fargo Bank, National Association, dated February 17 2006 (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2006)

10.1	Union Trust Company Employee Stock Plan (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 15, 2007)

10.2	Form of Deferred Compensation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.3	Form of Salary Continuation Agreement between Union Trust Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Trust Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2007)

10.4	Indenture by and between the Company, as Issuer, and Wells Fargo Bank, National Association, as Trustee, dated February 17, 2006, for Floating Rate Junior Subordinated Debt Securities (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2006)

10.5	Guarantee Agreement executed and delivered by the Company and Wells Fargo Bank, National Association for the benefit of the Holders from time to time of the Capital Securities of Union Bankshares Capital Trust I (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2006)

10.6	Form of Amendment to the Deferred Compensation Agreement between the Company and each of Mr. Peter A. Blyberg, President and Chief Executive Officer, Mr. John P. Lynch, Executive Vice President and Regional Manager, and Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 16, 2006)

10.7	Form of Amendment to Salary Continuation Agreement between Union Trust Company and each of Mr. John P. Lynch, Executive Vice President and Regional Manager, Ms. Rebecca J. Sargent, Senior Vice President and Senior Financial Services Officer and certain other executive officers of Union Trust Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2007)

10.8	Waiver of Salary Continuation Agreement between Union Trust Company and Mr. Peter A. Blyberg, President and Chief Executive Officer (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on August 15, 2007)

14	Amended and Restated Code of Ethics of the Company (Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 23, 2006)

15	Letter from Berry, Dunn, McNeil & Parker regarding unaudited interim financial information (Included as page 1 of this Quarterly Report on Form 10-Q)

31.1	Rule 13a-14(a)/15d-14(a) Certification of the President and CEO

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Senior Vice President and Treasurer

32.1	Section 1350 Certification of the President and CEO

32.2	Section 1350 Certification of the Senior Vice President and Treasurer